Form 10-Q
period 1995-06-30
EATERIES INC
filed 1995-08-14
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Act of 1934 for the Quarterly Period ended
    June 30, 1995.

Commission File Number:   0-14968
                        -----------------------------------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Oklahoma                          73-1230348
      ---------------------------------------      -------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

          3240 W. Britton Rd., Ste. 202,
              Oklahoma City, Oklahoma                     73120
      ---------------------------------------      -------------------
     (Address of principal executive offices)          (Zip Code)

                                 (405) 755-3607
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. - 3,732,684 common shares, $.002 par value, were outstanding as of August 10, 1995.

                          EATERIES, INC. AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                             Page
                                                            ------

Part I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
          December 31, 1994 and
          June 30, 1995 (unaudited) . . . . . . . . . . . .   4

     Condensed Consolidated Statements of
        Income (unaudited)
          Three months ended June 30, 1994
          and 1995  . . . . . . . . . . . . . . . . . . . .   5

          Six months ended June 30, 1994
          and 1995  . . . . . . . . . . . . . . . . . . . .   6

     Condensed Consolidated Statements of
        Cash Flows (unaudited)
          Six months ended June 30, 1994
          and 1995  . . . . . . . . . . . . . . . . . . . .   7

     Notes to Condensed Consolidated Financial Statements
     (unaudited). . . . . . . . . . . . . . . . . . . . . .   8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations. . . . . . . . . . . . . . . . . . . .  10


Part II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote
          of Security Holders . . . . . . . . . . . . . . .  17

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . .  17

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EATERIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     December 31,     June 30,
                                         1994           1995
                                     ------------   -----------
                                                    (unaudited)

                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents       $ 1,843,951    $ 1,018,906
     Marketable securities               514,737         -
     Receivables                         650,066      1,311,885
     Deferred income taxes               569,000        537,780
     Inventories                       1,085,308      1,103,634
     Other                               133,807        243,224
                                     -----------    -----------
         Total current assets          4,796,869      4,215,429
                                     -----------    -----------

PROPERTY AND EQUIPMENT                19,269,888     22,492,970
Less landlord finish-out allowances   (8,995,732)   (10,372,268)
Less accumulated depreciation and
  amortization                        (2,964,540)    (3,366,759)
                                     -----------    -----------
     Net property and equipment        7,309,616      8,753,943
                                     -----------    -----------

DEFERRED INCOME TAXES                    651,000        651,000
OTHER ASSETS, net                        175,256        487,545
                                     -----------    -----------
                                     $12,932,741    $14,107,917
                                     -----------    -----------
                                     -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                  $    -         $ 1,389,973
     Accounts payable                  1,681,747      1,281,581
     Accrued liabilities               1,791,587      1,726,357
     Notes payable to vendor             330,934        155,335
     Current portion of long-term
       obligations                        70,409         26,891
                                     -----------    -----------
          Total current liabilities    3,874,677      4,580,137
                                     -----------    -----------

OTHER NONCURRENT LIABILITIES             358,141        571,295
                                     -----------    -----------
LONG-TERM OBLIGATIONS, net of
  current portion                         74,538        362,130
                                     -----------    -----------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued           -              -
     Common stock                          7,906          8,013
     Additional paid-in capital        9,047,594      9,042,070
     Retained earnings                   898,752        878,890
                                     -----------    -----------
                                       9,954,252      9,928,973
     Treasury stock, at cost,
       272,122 shares at
       December 31, 1994 and
       274,039 shares at
       June 30, 1995                  (1,328,867)   ( 1,334,618)
                                     -----------    -----------
       Total stockholders' equity      8,625,385      8,594,355
                                     -----------    -----------
                                     $12,932,741    $14,107,917
                                     -----------    -----------
                                     -----------    -----------



            See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                   Three Months Ended June 30,
                                 --------------------------------
                                     1994                1995
                                 ------------        ------------

REVENUES:
  Food and beverage sales         $9,060,291         $10,459,283
  Franchise fees and royalties        68,594              90,516
  Other income                       146,737             132,458
                                  ----------         -----------
                                   9,275,622          10,682,257
                                  ----------         -----------
COST AND EXPENSES:
  Cost of sales                    2,764,804           3,282,933
  Operating expenses               5,436,803           6,161,185
  Pre-opening costs                  102,300             198,000
  General and administrative         701,107             785,262
  Depreciation and amortization      215,997             312,374
  Interest expense                     8,976               5,770
                                  ----------         -----------
                                   9,229,987          10,745,524
                                  ----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES     45,635             (63,267)

PROVISION (BENEFIT) FOR INCOME
  TAXES                               19,000             (18,196)
                                  ----------         -----------

NET INCOME (LOSS)                 $   26,635         $   (45,071)
                                  ----------         -----------
                                  ----------         -----------

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES      3,941,062           3,726,684
                                  ----------         -----------
                                  ----------         -----------

PER SHARE AMOUNTS:
  NET INCOME (LOSS)               $     0.01         $     (0.01)
                                  ----------         -----------
                                  ----------         -----------



            See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                     Six Months Ended June 30,
                                 --------------------------------
                                     1994                1995
                                 ------------        ------------

REVENUES:
  Food and beverage sales         $17,269,766        $20,678,816
  Franchise fees and royalties        131,315            146,099
  Other income                        295,505            332,305
                                  -----------        -----------
                                   17,696,586         21,157,220
COSTS AND EXPENSES:
  Cost of sales                     5,282,817          6,496,446
  Operating expenses               10,236,195         12,177,908
  Pre-opening costs                   279,300            341,000
  General and administrative        1,341,452          1,548,116
  Depreciation and amortization       393,918            608,039
  Interest expense                     16,358             13,575
                                  -----------        -----------

                                   17,550,040         21,185,084
                                  -----------        -----------
INCOME (LOSS) BEFORE INCOME
  TAXES                               146,546            (27,864)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                42,000             (8,000)
                                  -----------        -----------

NET INCOME (LOSS)                 $   104,546        $   (19,864)
                                  -----------        -----------
                                  -----------        -----------

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES       3,949,649          3,817,638
                                  -----------        -----------
                                  -----------        -----------

PER SHARE AMOUNTS:
  NET INCOME (LOSS)               $      0.03        $     (0.01)
                                  -----------        -----------
                                  -----------        -----------



            See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        Six Months
                                                      Ended June 30,
                                                 ---------------------
                                                    1994       1995
                                                 ---------- -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Net income (loss)                              $  104,546  $  (19,864)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
      activities:
      Depreciation & amortization                   393,918     608,039
      Gain on sale of assets                           -       (134,909)
      Provision (benefit) for deferred income
        taxes                                        42,000      (8,000)
      (Increase) decrease in:
          Receivables                               (65,570)   (405,819)
          Inventories                               (77,603)     (3,425)
          Other                                      23,954    (109,417)
      Increase (decrease) in:
          Accounts payable                          137,395    (400,166)
          Accrued liabilities                       (32,810)    (65,230)
          Other noncurrent liabilities               17,117     213,154
                                                 ----------  ----------
   Total adjustments                                438,401    (305,773)
                                                 ----------  ----------
     Net cash provided by (used in) operating
     activities                                     542,947    (325,637)
                                                 ----------  ----------

Cash flows from investing activities:
  Capital expenditures                           (2,799,254) (3,372,953)
  Landlord allowances                             1,751,429   1,120,536
  Net cash payments for restaurant acquisitions        -       (529,083)
  Proceeds from sale of property and equipment         -        389,717
  Sales of marketable securities                       -        514,737
  Collection of notes receivable                     30,000        -
  (Increase)decrease in other assets                (93,989)      3,654
                                                 ----------  ----------
    Net cash used in investing
    activities                                   (1,111,814) (1,873,392)
                                                 ----------  ----------

Cash flows from financing activities:
  Payments on notes payable                        (344,964)   (287,895)
  Payments on long-term obligations                 (56,047)    (55,926)
  Borrowings under revolving credit agreement          -        600,000
  Payments under revolving credit agreement            -       (300,000)
  Increase in bank overdraft                           -      1,389,973
  Proceeds from exercise of stock options            23,990      27,832
                                                 ----------  ----------
    Net cash provided by (used in) financing
    activities                                     (377,021)  1,373,984
                                                 ----------  ----------

Net decrease in cash & cash equivalents            (945,888)   (825,045)
Cash and cash equivalents at beginning of period  1,954,318   1,843,951
                                                 ----------  ----------
Cash and cash equivalents at end of period       $1,008,430  $1,018,906
                                                 ----------  ----------
                                                 ----------  ----------



            See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and foot-notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2 - Balance Sheet Information

  Receivables are comprised of the following:


                                  December 31,         June 30,
                                      1994              1995
                                  -----------        -----------

  Franchisees                     $    70,069        $    72,767
  Insurance refunds                   231,169            329,327
  Landlord finish-out allowances      255,000            511,000
  Other                                93,828            398,791
                                  -----------        -----------
                                  $   650,066        $ 1,311,885
                                  -----------        -----------
                                  -----------        -----------


  Accrued liabilities are comprised of the following:


                                  December 31,          June 30,
                                      1994               1995
                                  -----------        -----------

  Compensation                    $   890,194        $  1,043,441
  Taxes, other than income            333,521             291,796
  Other                               567,872             391,120
                                  -----------        -----------
                                  $ 1,791,587        $  1,726,357
                                  -----------        -----------
                                  -----------        -----------


Note 3 - Restaurant Acquisition

In January 1995, the Company acquired substantially all of the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with rights to use trademarks associated with the restaurant, for a cash purchase price (including transaction expenses) of $529,000. Additionally, the Company assumed real estate and equipment leases for the restaurant. The acquisition has been accounted for under the purchase method. As a result, the Company recorded inventory, equipment and leasehold improvements totalling $199,000, trademarks of $125,000 and goodwill of approximately $205,000. The Company is amortizing the cost of the trademarks and goodwill over 20 years. Pro forma results of operations for the three and six months ended June 30, 1994, assuming that the restaurant acquisition had been made at the beginning of 1994, would not be materially different than the results reported.

Note 4 - Supplemental Cash Flow Information

For the six month periods ended June 30, 1994 and 1995, the Company had the following non-cash investing and financing activities:


                                            Six Months ended
                                                 June 30,
                                           --------------------
                                             1994        1995
                                             ----        ----

Net increase (decrease) in receivables
  for landlord finish-out allowances....... $(206,561)  $256,000
Borrowings for capital expenditures
  under notes payable to vendor...........    330,385    112,295
Increase in additional paid-in capital
  as a result of tax benefits from the
  exercise of non-qualified stock options.     37,000     39,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     As of June 30, 1995, the Company owned and operated 38 and franchised eight casual theme, dinnerhouse restaurants. Subsequent to that date, the Company has opened two new restaurants and closed one. The Company currently has three (3) restaurants in development. As of the date of this report, the entire system includes 39 Company and eight (8) franchise restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

     The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                          1994         1995            1994      1995
                                                      --------------------------   ------------------------

     Statements of Income Data:
        Revenues:
                 Restaurant sales................          97.7%        97.9%           97.6%     97.7%
                 Franchise fees and royalties....           0.7%         0.9%            0.7%      0.7%
                 Other income....................           1.6%         1.2%            1.7%      1.6%
                                                      --------------------------   ------------------------
                                                          100.0%       100.0%          100.0%    100.0%

     Costs and Expenses:
                 Costs of sales (1)..............          30.5%        31.4%           30.6%     31.4%
                 Restaurant operating expenses(1)          60.0%        58.9%           59.3%     58.9%
                 Restaurant pre-opening costs               1.1%         1.9%            1.6%      1.6%
                 General and administrative expenses        7.6%         7.4%            7.6%      7.3%
                 Depreciation and amortization
                     expenses (1)................           2.4%         2.9%            2.3%      2.9%
                 Interest expense................           0.1%         0.1%            0.1%      0.1%
                                                      --------------------------   ------------------------
                                                           99.5%       100.6%           99.2%    100.1%
                                                      --------------------------   ------------------------

        Income (loss) before income taxes                   0.5%        (0.6%)           0.8%     (0.1%)
        Provision for income taxes...............           0.2%        (0.2%)           0.2%     (0.0%)
                                                      --------------------------   ------------------------

        Net income (loss)........................           0.3%        (0.4%)           0.6%     (0.1%)
                                                      --------------------------   ------------------------
                                                      --------------------------   ------------------------

        Selected Operating Data:
        (Dollars in thousands)
        System-wide sales:
                 Company restaurants.............         $ 9,060     $10,459         $17,270   $20,679
                 Franchise restaurants...........           2,131       1,836           4,278     3,683
                                                      --------------------------   ------------------------
                 Total...........................         $11,191     $12,295         $21,548   $24,362
                                                      --------------------------   ------------------------
                                                      --------------------------   ------------------------
        Number of restaurants (at end of period):
                 Company restaurants.............            30            38
                 Franchise restaurants...........             8             8
                                                      --------------------------
                      Total......................            38            46
                                                      --------------------------
                                                      --------------------------

(1) As a percentage of restaurant sales.


RESULTS OF OPERATIONS

For the three months ended June 30, 1995, the Company recorded net loss of $(45,000) ($(.01) per share) on revenues of $10,682,000. This compares to net income of $27,000 ($.01 per share) for the three months ended June 30, 1994 on revenues of $9,276,000. For the six months ended June 30, 1995 and 1994, the Company reported net loss of $(20,000) ($(.01) per share) for 1995 compared to net income of $105,000 ($.03 per share) in 1994.

REVENUES

Company revenues for the three and six months ended June 30, 1995 increased 15% and 20%, respectively, over the revenues reported for the same periods in 1994. The revenue increase relates primarily to increased restaurant sales during the three and six month periods in 1995. The number of Company restaurants operating at the end of each respective period ended June 30 and the number of operating months during each period were as follows:


                Number of       Number of            Average Monthly
  June 30,     Units Open    Operating Months         Sales Per Unit
  --------     ----------    ----------------    ------------------------
                              Three      Six     Three months  Six months
                              -----      ---     ------------  ----------

    1995          38           114       221       $ 91,700    $  93,600
    1994          30            88       168       $103,000    $ 102,800


Average monthly sales per unit decreased by $11,300 and $9,200, respectively, for the three and six months ended June 30, 1995 versus the previous year's results. These decreases are attributable to the following items:

     In late 1994, the Company began testing and rolled out to nineteen stores in January, 1995 a new menu which contained a combination of several new lower priced and a la carte selections. The stores with this new menu experienced a reduction in average check amounts and revenues during the first five months of 1995, rather than the overall increase the Company expected. Management reacted quickly to reverse these declines by beginning implementation of a new menu to its stores in late June, 1995. The new menu contains many new food selections and incorporates a pricing strategy similar to menus used by the Company previous to the January, 1995 menu. A new drink menu was also rolled out to the stores in late June, 1995. The Company is experiencing increases in average check amounts and revenues as a result of the new menus and expects to see these trends continue during the second half of 1995.

     The Company's first quarter 1995 three week television advertising campaign coincided with two consecutive weekends of bad weather in the Company's Northern and Midwestern stores. Thus, the Company incurred the advertising expense without the normal sales gains it has achieved during past advertising campaigns. The Company's next major 1995 television advertising campaign began in early July, 1995 to promote the Company's new food and drink menus. Advertising was minimal during the second quarter of 1995 as management believed its advertising would be more effective if it was done in conjunction with the introduction of the new menus. As a result of this advertising strategy, sales remained weak during the second quarter. During the beginning of the 1995 third quarter, revenues began to increase in response to the new menus and related advertising.

     The effects of the previously noted items, along with the overall weakness in national retail sales levels contributed to the Company's same store sales and average monthly sales per unit decreases during the three and six months ended June 30, 1995.

     The Company recently hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing has over 17 years of marketing and related experience with a nationally recognized chain of dinnerhouse restaurants and will start in August, 1995. The Company's management believes this individual will have a positive impact on directing its marketing strategy and will strengthen its management team.

Initial franchise fees and continuing royalties increased to $146,000 from $131,000 in the six months ended June 30, 1995 and 1994, respectively. During the second quarter of 1995, one franchise restaurant closed and a new one opened. At June 30, 1995 and 1994, there were eight franchise restaurants in service.

COSTS AND EXPENSES

A comparison of food, beverage and labor costs (excluding payroll taxes and fringe benefits) as a percentage of restaurant sales at Company-owned restaurants is as follows for the periods ended June 30:


                                Three months     Six  months
                                ------------     ------------
                                1994    1995     1994   1995
                                ----    ----     ----   ----
       Cost of sales            30.5%   31.4%    30.6%  31.4%

       Labor costs              28.1%   29.1%    27.8%  28.7%
                                ----    ----     ----   ----

          Total                 58.6%   60.5%    58.4%  60.1%
                                ----    ----     ----   ----
                                ----    ----     ----   ----


The increase in cost of sales percentages during the three and six months ended June 30, 1995 versus the 1994 comparable periods was the result of certain product cost increases, primarily selected meats and produce, and higher delivery fees. Labor costs as a percentage of sales increased in 1995 versus 1994 primarily as a result of restructuring the Company's restaurant kitchen personnel. This involved increasing kitchen staff labor rates to reduce turnover and attract experienced kitchen employees. Given the Company's historically strong fourth quarter revenues, management expects cost of sales and labor costs, as a percent of revenues, will decline by year-end from the levels experienced during the first six months of 1995.

For the three months ended June 30, 1995, restaurant operating expenses as a percentage of revenues decreased to 58.9% from 60.0% in the 1994 three month period. A similar decrease was experienced during the six months ended June 30, 1995, during which operating expenses were 58.9%, as compared to the 1994 period level of 59.3%. Both 1995 period decreases in operating expenses as a percent to sales are attributable to lower advertising and promotional expenses, reduced workers' compensation costs and equipment rental expenses partially offset by higher occupancy costs.

Restaurant pre-opening costs, which are expensed as incurred, were $198,000 and $102,000 for the three months ended June 30, 1995 and 1994, respectively, and $341,000 and $279,000 for the six month periods ended June 30, 1995 and 1994, respectively. Five restaurants were developed in the first six months of 1995 while four restaurants were developed in the 1994 period. There was no pre-opening costs associated with the Company's purchase of the Pepperoni Grill restaurant in January, 1995. The Company plans to open five additional restaurants (for a total of ten) in 1995 with anticipated average pre-opening costs of $65,000 to $75,000 per restaurant location.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the three and six months ended June 30, 1995 and 1994, general and administrative costs as a percentage of revenues decreased to 7.4% and 7.3%, respectively, from 7.6% and 7.6%, respectively. These costs have remained relatively constant as a percentage of revenues as a result of efficiencies realized over this particular phase of the Company's expansion, especially at the corporate management level. The first half 1995 decrease as a percentage of revenues reflects the Company's revenue growth over the last year. The higher absolute levels of general and administrative costs from 1995 to 1994 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased for the first half of 1995 to $608,000 compared to $394,000 in 1994. The increase principally relates to the increase in net assets subject to depreciation and amortization in 1995 versus 1994 because of additional GARFIELD'S, the purchase of the Pepperoni Grill restaurant and the remodeling of existing restaurants.

In the normal course of business, the Company performs a regular review of the strength of its assets. To that end, as previously stated, the Company discon-tinued operations in one profitable store in the second quarter and one unprofitable store in the beginning of the third quarter. It is management's plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it deems in the best long-term interest of its shareholders.

INCOME TAXES

The Company's tax benefit for income taxes was $(8,000) during the first six months of 1995 versus a tax provision for income taxes of $42,000 for the 1994 comparable period. The effective tax rates for the periods ended June 30, are as follows:

                                   Three Months     Six Months
                                   ------------     ------------
                                   1994   1995      1994    1995
                                   ----   ----      ----    ----

     Effective income tax rates    41.6%  28.8%     28.7%   28.7%

The 41.6% effective tax rate for the three months ended June 30, 1994 was caused by an adjustment made in the tax provision to properly reflect the estimated tax provision for the six months ended June 30, 1994. The effective tax rate was 27.8% for the Company's fiscal year ended December 31, 1994.

NET INCOME PER SHARE AMOUNTS

Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,941,062 and 3,726,684 in the three months ended June 30, 1994 and 1995, respectively, and 3,949,649 and 3,817,638 in the six months ended June 30, 1994 and 1995, respectively. Under the treasury stock method of computation, outstanding stock options and warrants represented 313,870 dilutive common equivalent shares for the quarter ended June 30, 1994. There were no dilutive common equivalent shares for the quarter ended June 30, 1995, as the Company incurred a net loss for the period.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and economic conditions in the Company's market area.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect the Company's ability to expand. In addition, mandated health care and an increase in the Federal or state minimum wages could significantly increase the Company's costs of doing business.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company's working capital ratio was .92 to 1 compared to
1.24 to 1 at December 31, 1994. Working capital decreased to $(365,000) at June 30, 1995 versus $922,000 at December 31, 1994. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion principally from operating cash flow and, to a lesser extent, short-term vendor financing.

During the six months ended June 30, 1995, the Company had net cash used by operating activities of $326,000 as compared to net cash provided by operating activities of $543,000 during the comparable 1994 period.

The Company plans to expand its Company-owned restaurants at the rate of 10 to 15 units per year in the 1995 - 1996 period. In addition to the Pepperoni Grill restaurant purchased in January, 1995 for approximately $529,000, the Company expects to construct and open nine new restaurants during 1995 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facilities (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 1996.

The Company has available a credit arrangement, which can be utilized at the Company's discretion, with a vendor who will provide financing for equipment purchases during 1995. Additionally, the Company has revolving lines of credit with banks totaling $1,200,000 which expire in August, 1995.

Also, the Company will be closing on a revolving line of credit for $3,000,000, (which has been approved by a bank) on August 15, 1995. This revolver is unsecured, has a three year term and contains customary financial covenants. This new credit facility will replace the existing revolving lines of credit and provide additional borrowing capacity to be utilized by the Company to continue its expansion plans over the next several years.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a)   The Company's Annual Meeting was held on June 15, 1995.

    (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition, and all of management's nominees were elected pursuant to the vote of the stockholders as follows:

          Nominee               For           Against
          -------               ---           -------

          James M. Burke        3,069,297     32,080
          Philip Friedman       3,069,297     32,080
          Thomas F. Golden      3,069,297     32,080
          Edward D. Orza        3,069,297     32,080
          Patricia L. Orza      3,069,297     32,080
          Vincent F. Orza, Jr.  3,069,297     32,080

    (c) The total number of shares of the Company's common stock, $.002 par value, outstanding at April 28, 1995, the record date for the Annual Meeting, was 3,723,684.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibit 11.1 - Computation of net income per share.

    (b) No reports on Form 8-K were filed during the three months ended June 30, 1995.

    (c)   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date:  August 10, 1995               By: /s/ AUGUST A. HEHEMANN
                                         ------------------------
                                         August A. Hehemann
                                         Vice President/Treasurer
                                         Principal Financial and
                                         Accounting Officer