Form 10-Q
period 1995-09-30
EATERIES INC
filed 1995-11-13
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Act of 1934 for the Quarterly Period ended September 30,
     1995.

Commission File Number:   0-14968
                       ---------------------------------------------------------

                                EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                     73-1230348
---------------------------------------  ---------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3240 W. Britton Rd., Ste. 202,
    Oklahoma City, Oklahoma                                 73120
---------------------------------------  ---------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (405) 755-3607
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [ ]No

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date.   3,732,684 common shares,
$.002 par value, were outstanding as of November 7, 1995.

                          EATERIES, INC. AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                      -----

                                                               Page
                                                               ----


Part I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
          December 31, 1994 and
          September 30, 1995 (unaudited) . . . . . . . . . . .  4

     Condensed Consolidated Statements of
        Income (unaudited)
          Three months ended September 30, 1994
          and 1995 . . . . . . . . . . . . . . . . . . . . . .  5

          Nine months ended September 30, 1994
          and 1995 . . . . . . . . . . . . . . . . . . . . . .  6

     Condensed Consolidated Statements of
        Cash Flows (unaudited)
          Nine months ended September 30, 1994
          and 1995 . . . . . . . . . . . . . . . . . . . . . .  7

     Notes to Condensed Consolidated Financial
        Statements (unaudited) . . . . . . . . . . . . . . . .  8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . 11


Part II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 19

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                          EATERIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     December 31,   September 30,
                                         1994           1995
                                     -----------    -----------
                    ASSETS                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents       $ 1,843,951    $   639,286
     Marketable securities               514,737           -
     Receivables                         650,066      2,016,907
     Deferred income taxes               569,000        624,105
     Inventories                       1,085,308      1,114,280
     Other                               133,807        217,981
                                     -----------    -----------
         Total current assets          4,796,869      4,612,559
                                     -----------    -----------

PROPERTY AND EQUIPMENT                19,269,888     24,609,879
Less landlord finish-out allowances   (8,995,732)   (11,578,203)
Less accumulated depreciation and
  amortization                        (2,964,540)    (3,707,363)
                                     -----------    -----------
     Net property and equipment        7,309,616      9,324,313
                                     -----------    -----------

DEFERRED INCOME TAXES                    651,000        911,000
OTHER ASSETS, net                        175,256        518,688
                                     -----------    -----------
                                     $12,932,741    $15,366,560
                                     -----------    -----------
                                     -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                  $      -       $ 1,769,686
     Accounts payable                  1,681,747      1,250,159
     Accrued liabilities               1,791,587      1,878,960
     Notes payable to vendor             330,934         62,834
     Current portion of long-term
       obligations                        70,409         26,000
                                     -----------    -----------
          Total current liabilities    3,874,677      4,987,639
                                     -----------    -----------

OTHER NONCURRENT LIABILITIES             358,141        609,786
                                     -----------    -----------
LONG-TERM OBLIGATIONS, net of
  current portion                         74,538      1,730,938
                                     -----------    -----------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued           -              -
     Common stock                          7,906          8,013
     Additional paid-in capital        9,047,594      9,128,395
     Retained earnings                   898,752        236,407
                                     -----------    -----------

                                       9,954,252      9,372,815
     Treasury stock, at cost,
       272,122 shares at December 31,
       1994 and 274,039 shares at
       September 30, 1995             (1,328,867)    (1,334,618)
                                     -----------    -----------
         Total stockholders' equity    8,625,385      8,038,197
                                     -----------    -----------
                                     $12,932,741    $15,366,560
                                     -----------    -----------
                                     -----------    -----------


            See notes to condensed consolidated financial statements.
                                       -4-

                          EATERIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                 Three Months Ended September 30,
                               ------------------------------------
                                     1994                1995
                                ------------         ------------
REVENUES:
  Food and beverage sales       $  9,777,126          $11,291,783
  Franchise fees and royalties        68,578               71,796
  Other income                        98,917               85,837
                                ------------         ------------
                                   9,944,621           11,449,416
                                ------------         ------------

COSTS AND EXPENSES:
  Cost of sales                    3,078,278            3,353,520
  Operating expenses               5,709,511            6,749,060
  Pre-opening costs                  119,887              223,000
  General and administrative         645,433              778,478
  Provision for restaurant
    closures and other disposals        -                 897,000
  Depreciation and amortization      237,905              347,879
  Interest expense                    19,701                2,962
                                ------------         ------------
                                   9,810,715           12,351,899
                                ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES    133,906             (902,483)

PROVISION (BENEFIT) FOR INCOME
  TAXES                               28,000             (260,000)
                                ------------         ------------


NET INCOME (LOSS)                 $  105,906          $  (642,483)
                                ------------         ------------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES         3,933,759            3,732,684
                                ------------         ------------


NET INCOME (LOSS) PER SHARE       $     0.03          $     (0.17)
                                ------------         ------------















            See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                  Nine Months Ended September 30,
                                  -------------------------------
                                     1994               1995
                                  -----------        -----------
REVENUES:
  Food and beverage sales         $27,046,892        $31,970,599
  Franchise fees and royalties        199,893            217,895
  Other income                        323,639            418,142
                                  -----------        -----------
                                   27,570,424         32,606,636
                                  -----------        -----------
COSTS AND EXPENSES:
  Cost of sales                     8,361,095          9,849,966
  Operating expenses               16,069,285         19,085,968
  Pre-opening costs                   399,187            564,000
  General and administrative        1,792,523          2,167,594
  Provision for restaurant
    closures and other disposals         -               897,000
  Depreciation and amortization       631,823            955,918
  Interest expense                     36,059             16,537
                                  -----------        -----------
                                   27,289,972         33,536,983
                                  -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES     280,452           (930,347)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                70,000           (268,000)
                                  -----------        ------------

NET INCOME (LOSS)                 $   210,452        $  (662,347)
                                  -----------        ------------
                                  -----------        ------------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES          3,944,352          3,789,320
                                  -----------        -----------
                                  -----------        -----------

NET INCOME (LOSS) PER SHARE      $       0.05        $     (0.17)
                                  -----------        -----------
                                  -----------        -----------

















            See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            1994        1995
                                                         ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

Cash flows from operating activities:
  Net income (loss)                                      $  210,452  $ (662,347)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation & amortization                           631,823     955,918
      Asset write-downs included in provision
        for restaurant closures and other
        disposals                                              -        469,500
      Gain on sale of assets                                   -       (134,245)
      Common stock bonus                                      9,653        -
      Deferred income taxes                                  70,000    (268,000)
      (Increase) decrease in:
          Receivables                                       (50,561)   (285,530)
          Inventories                                      (158,135)    (14,071)
          Other                                              15,275     (84,174)
      Increase (decrease) in:
          Accounts payable                                  (57,819)   (431,588)
          Accrued liabilities                                37,039      87,373
          Other noncurrent liabilities                        9,074     251,645
                                                         ----------  ----------
            Total adjustments                               506,349     546,828
                                                         ----------  ----------
   Net cash provided by (used in) operating
     activities                                             716,801    (115,519)
                                                         ----------  ----------

Cash flows from investing activities:
  Capital expenditures                                   (4,077,676) (5,987,320)
  Landlord allowances                                     2,076,429   1,501,160
  Net cash payments for restaurant acquisitions                -       (529,083)
  Proceeds from sale of property and equipment                 -        413,855
  Sales of marketable securities                               -        514,737
  Collection of notes receivable                             30,000        -
  Increase in other assets                                  (63,482)    (31,609)
                                                         ----------  ----------
   Net cash used in investing activities                 (2,034,729) (4,118,260)
                                                         ----------  ----------

Cash flows from financing activities:
  Payments on notes payable to vendor                      (529,279)   (380,395)
  Net borrowings under revolving credit
    agreements                                              300,334   1,675,000
  Payments on long-term obligations                         (92,546)    (63,009)
  Increase in bank overdraft                                   -      1,769,686
  Proceeds from exercise of stock options                    29,740      27,832
  Other                                                      (7,385)       -
  Payment of withholding tax liabilities
    related to acquisition of treasury stock                (50,586)       -
                                                         ----------  ----------
   Net cash provided by (used in) financing
    activities                                             (349,722)  3,029,114
                                                         ----------  ----------

Net decrease in cash & cash equivalents                  (1,667,650) (1,204,665)
Cash and cash equivalents at beginning of period          1,954,318   1,843,951
                                                         ----------  ----------
Cash and cash equivalents at end of period               $  286,668  $  639,286
                                                         ----------  ----------
                                                         ----------  ----------


See notes to condensed consolidated financial statements.

                          EATERIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PREPARATION.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - BALANCE SHEET INFORMATION

   Receivables are comprised of the following:

                                   December 31,      September 30,
                                       1994              1995
                                   ------------       ------------
   Franchisees                     $     70,069       $     70,700
   Insurance refunds                    231,169            314,336
   Landlord finish-out allowances       255,000          1,336,311
   Other                                 93,828            295,560
                                   ------------       ------------
                                   $    650,066       $  2,016,907
                                   ------------       ------------
                                   ------------       ------------

   Accrued liabilities are comprised of the following:

                                   December 31,       September 30,
                                       1994               1995
                                   ------------       ------------
   Compensation                    $    890,194       $    805,997
   Taxes, other than income             333,521            339,638
   Other                                567,872            733,325
                                   ------------       ------------
                                   $  1,791,587       $  1,878,960
                                   ------------       ------------
                                   ------------       ------------

NOTE 3 - RESTAURANT ACQUISITION

In January 1995, the Company acquired substantially all of the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with rights to use trademarks associated with the restaurant, for a cash purchase price (including transaction expenses) of $529,000. Additionally, the Company assumed real estate and equipment leases for the restaurant. The acquisition has been accounted for under the purchase method. As a result, the Company recorded inventory, equipment and leasehold improvements totalling $199,000, trademarks of $125,000 and goodwill of approximately $205,000. The Company is amortizing the cost of the trademarks and goodwill over 20 years. Pro forma results of operations for the three and nine months ended September 30, 1994, assuming that the restaurant acquisition had been made at the beginning of 1994, would not be materially different than the results reported.

NOTE 4 - PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

All estimated costs which are expected to be incurred in the closures of restaurants are accrued when the decisions are made to close such restaurants. These estimated costs consist primarily of lease termination costs and reductions of the carrying values of property, equipment and leasehold improvements to estimated net realizable value. Operating expenses of the restaurants between the decision and closing time are not included in the provision. When practical and dependent upon results of lease termination negotiations, management plans to utilize equipment and fixtures in planned future restaurant locations, however, costs to prepare such assets for future use are not accrued as part of the provision for restaurant closures.

During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of September 30, 1995, the Company has closed two (on July 2, 1995 and September 17, 1995, respectively) of the four restaurants planned for closure. Management anticipates that the remaining restaurant closures, including negotiation and execution of lease termination agreements, will be completed during the first quarter of 1996. These restaurants, collectively, accounted for $3,203,000 and $1,775,000 of revenues and $(134,000) and $(315,000) of operating losses for each of the nine month periods ended September 30, 1994 and 1995, respectively. These restaurants, collectively, accounted for $1,043,000 and $479,000 of revenues and $(97,000) and $(96,000) of operating losses for each of the three month periods ended September 30, 1994 and 1995, respectively. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability for the Company in future periods.

As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $147,000 of lease termination and other exit costs had been incurred by September 30, 1995. The provision is comprised of the following:

     Estimated lease termination and exit costs         $427,500
     Write-down of property, equipment, and leasehold
       improvements to estimated net realizable value    414,500
                                                        --------
                                                        $842,000
                                                        --------
                                                        --------

The Company also made a provision of $55,000 for equipment write-downs in the third quarter of 1995 related to the Company's implementation plan for a new point-of-sale ("P.O.S.") system. The new P.O.S. system will be installed in the majority of the Company's owned and operated restaurants and is expected to be completed by the end of 1996. This new system will enhance the Company's ability to monitor store level operations. The provision is to write-down the carrying value of the equipment to be disposed of to its net realizable value.

NOTE 5 - LONG-TERM DEBT

In August, 1995 the Company entered into a loan agreement with a bank. The new $3,000,000 debt agreement is a three year unsecured revolving loan facility, contains certain financial covenants and allows the Company to borrow at the national prime interest rate or the London Interbank Offered Rates ("LIBOR") plus 2.75%. At September 30, 1995 the Company was out of compliance with one of the loan agreement's financial covenants and received a waiver from the bank in November, 1995.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the nine month periods ended September 30, 1994 and 1995, the Company had the following non-cash investing and financing activities:



                                              Nine Months Ended
                                                September 30,
                                             ---------------------
                                               1994        1995
                                               ----        ----
Net increase in receivables
  for landlord finish-out allowances......   $468,439   $1,081,311
Borrowings for capital expenditures
  under notes payable to vendor...........    435,936      112,295
Acquisition of treasury stock
  upon exercise of stock options..........     37,500        5,751
Increase in additional paid-in capital
  as a result of tax benefits from the
  exercise of non-qualified stock options.    125,000       47,325


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

As of September 30, 1995 the Company owned, operated and franchised 46 (38 Company and eight franchised) casual theme, dinnerhouse restaurants. Subsequent to that date, the Company has opened one new restaurant. The Company currently has two restaurants under development. As of the date of this report, the entire system includes 40 Company and eight franchise restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    1994         1995                 1994         1995
                                             --------------------------------  -------------------------------
Statements of Income Data:
Revenues:
       Restaurant sales................            98.3%        98.6%                98.1%        98.0%
       Franchise fees and royalties....             0.7%         0.6%                 0.7%         0.7%
       Other income....................             1.0%         0.7%                 1.2%         1.3%
                                             --------------------------------  -------------------------------
                                                  100.0%       100.0%               100.0%       100.0%

Costs and Expenses:
       Cost of sales (1)...............            31.5%        29.7%               30.9%         30.8%
       Restaurant operating expenses(1)            58.4%        59.8%               59.4%         59.7%
       Restaurant pre-opening costs(1).             1.2%         2.0%                1.4%          1.8%
       General and administrative expenses          6.5%         6.8%                6.5%          6.6%
       Provision for restaurant
         closures and other disposals..              -           7.8%                 -            2.8%
       Depreciation and amortization
         expenses (1)..................             2.4%         3.1%                2.3%          3.0%
       Interest expense................             0.2%          -                  0.1%          0.1%
                                             --------------------------------  -------------------------------
                                                   98.7%       107.9%               99.0%        102.9%
                                             --------------------------------  -------------------------------

Income (loss) before income taxes                   1.3%        (7.9%)               1.0%         (2.9%)
Provision (benefit) for income taxes...             0.3%        (2.3%)               0.3%         (0.8%)
                                             --------------------------------  -------------------------------
Net income (loss)......................             1.1%        (5.6%)               0.8%         (2.0%)
                                             --------------------------------  -------------------------------
                                             --------------------------------  -------------------------------
Selected Operating Data:
(Dollars in thousands)
System-wide sales:
         Company restaurants...........           $9,777      $11,292             $27,047       $31,971
         Franchise restaurants.........            1,799        2,003               5,260         5,686
                                             --------------------------------  -------------------------------
             Total.....................          $11,576      $13,295             $32,307       $37,657
                                             --------------------------------  -------------------------------
                                             --------------------------------  -------------------------------
Number of restaurants (at end of period):
         Company restaurants...........               31           38
         Franchise restaurants.........                8            8
                                             --------------------------------
             Total.....................               39           46
                                             --------------------------------
                                             --------------------------------


(1) As a percentage of restaurant sales.
--------------------

RESULTS OF OPERATIONS

For the three months ended September 30, 1995, the Company recorded net loss of $(642,000) ($(.17) per share) on revenues of $11,449,000. This compares to net income of $106,000 ($.03 per share) for the three months ended September 30, 1994 on revenues of $9,945,000. For the nine months ended September 30, 1995 and 1994, the Company reported net loss of $(662,000) ($(.17) per share) for 1995 compared to net income of $210,000 ($.05 per share) in 1994. During the third quarter of 1995, the Company recorded a pre-tax charge of $897,000 to establish a provision for restaurant closures and other disposals. The effect of this provision on the reported net loss and per share data for the three months and nine months ended September 30, 1995 was $(639,000) or $(.17) per share.

REVENUES

Company revenues for the three and nine months ended September 30, 1995 increased 15% and 18%, respectively, over the revenues reported for the same periods in 1994. The revenue increase relates primarily to increased restaurant sales during the three and nine month periods in 1995. The number of Company restaurants operating at the end of each respective period ended September 30 and the number of operating months during each period were as follows:


                Number of         Number of              Average Monthly
September 30,  Units Open      Operating Months           Sales Per Unit
-------------  ----------      ----------------           --------------
                           Three Months Nine Months   Three Months Nine Months
                           ------------------------   ------------------------
    1995           38          113          334         $ 99,900    $ 95,700
    1994           31           92          260         $106,300    $104,000


Average monthly sales per unit decreased by $6,400 and $8,300, respectively, for the three and nine months ended September 30, 1995 versus the previous year's results. These decreases are attributable to the following items:

     In late 1994, the Company began testing and rolled out to nineteen stores in January, 1995 a new menu which contained a combination of several new lower priced and a la carte selections. The stores with this new menu experienced a reduction in average check amounts and revenues during the first five months of 1995, rather than the overall increase the Company expected. Management reacted quickly to reverse these declines by beginning implementation of a new menu to its stores in late June, 1995. The new menu contains many new food selections and incorporates a pricing strategy similar to menus used by the Company previous to the January, 1995 menu. A new drink menu was also rolled out to the stores in late June, 1995. The Company is experiencing increases in average check amounts and revenues as a result of the new menus and expects to see these trends continue during the final quarter of 1995.

     The Company's first quarter 1995 three week television advertising campaign coincided with two consecutive weekends of bad weather in the Company's Northern and Midwestern stores. Thus, the Company incurred the advertising expense without the normal sales gains it has achieved during past advertising campaigns. The Company's next major 1995 television advertising campaign began in late July, 1995 to promote the Company's new food and drink menus. Advertising was minimal during the second quarter of 1995 as management believed its advertising would be more effective if it was done in conjunction with the introduction of the new menus. As a result of this advertising strategy, sales remained weak during the second quarter but began to increase during the third quarter in response to the new menus and related advertising.

     The effects of the previously noted items, along with the overall weakness in national retail sales levels contributed to the Company's same store sales and average monthly sales per unit decreases during the three and nine months ended September 30, 1995.

     The Company recently hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing had over 17 years of marketing and related experience with a nationally recognized chain of dinnerhouse restaurants. The Company's management believes this individual has begun to have a positive impact on directing its marketing strategy and will strengthen its management team. A regional newspaper print program for Garfield's was developed and implemented in early November 1995 for the majority of the Company's restaurants and should result in an increase in revenues and operating results during the fourth quarter of 1995. The Company's Pepperoni Grill concept continues to perform very well. Management expects to open a second Pepperoni Grill in November 1995.

     Franchise fees and continuing royalties increased to $218,000 from $200,000 in the nine months ended September 30, 1995 versus the previous year. During the second quarter of 1995, one franchise restaurant closed and a new one opened. At September 30, 1995 and 1994, there were eight franchise restaurants in service.

COSTS AND EXPENSES

A comparison of food and beverage and labor costs (excluding payroll taxes and fringe benefits) as a percentage of restaurant sales at Company-owned restaurants is as follows for the periods ended September 30:


                                Three months     Nine months
                                ------------     -----------
                                1994    1995     1994   1995
                                ----    ----     ----   ----
       Cost of sales            31.5%   29.7%    30.9%  30.8%
       Labor costs              28.1%   28.2%    28.1%  28.4%
                                -----   -----    -----  -----
          Combined Total        60.0%   57.9%    59.0%  59.2%
                                -----   -----    -----  -----
                                -----   -----    -----  -----

The decrease in cost of sales percentages during 1995 reflects the Company's improving purchasing techniques, which has allowed the Company to fix purchase prices for certain high volume food products, and other purchasing efficiencies. Where practical, such techniques will continue to be used in the Company's purchasing methods. Also, the third quarter 1995 cost of sales percentage improved over the previous year's as a result of lower produce and selected meat prices. Labor costs experienced during the 1995 periods are comparable to the 1994 levels and have remained at the levels expected by the Company.

For the three months ended September 30, 1995, restaurant operating expenses as a percentage of restaurant sales increased from 58.4% to 59.8% in the 1994 three month period. An increase was experienced during the nine months ended September 30, 1995, during which operating expenses were 59.7%, as compared to the 1994 period level of 59.4%. Both 1995 period increases in operating expenses as a percent to sales are attributable to higher occupancy costs (primarily rent and utilities) and repairs and maintenance expenses partially offset by lower advertising and promotional expenses.

Restaurant pre-opening costs, which are expensed as incurred, were $223,000 and $120,000 for the three months ended September 30, 1995 and 1994, respectively, and $564,000 and $399,000 for the nine month periods ended September 30, 1995 and 1994, respectively. Seven restaurants were developed in the first nine months of 1995 while five restaurants were developed in the 1994 period. There was no pre-opening costs associated with the Company's purchase of the Pepperoni Grill restaurant in January, 1995. The Company plans to open three additional restaurants (for a total of ten) in 1995 with anticipated average pre-opening costs of $65,000 to $75,000 per restaurant location.

Under the Company's policy of expensing pre-opening costs as incurred, during periods of new store expansion income from operations, on an annual and quarterly basis, could be adversely affected; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the three and nine months ended September 30, 1995 and 1994, general and administrative costs as a percentage of revenues increased to 6.8% and 6.6%, respectively, from 6.5% and 6.5%, respectively. The increases in percent to sales and actual dollar amounts of general and administrative costs from 1994 to 1995 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the fourth quarter of 1995 and the next few years.

PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of September 30, 1995 the Company has closed two (on July 2, 1995 and September 17, 1995, respectively) of the four restaurants planned for closure. Management anticipates that the remaining restaurant closures, including negotiation and execution of lease termination agreements, will be completed during the first quarter of 1996. These restaurants, collectively, accounted for $3,203,000 and $1,775,000 of revenues and $(134,000) and $(315,000) of operating losses for each of the nine month periods ended September 30, 1994 and 1995, respectively. These restaurants, collectively, accounted for $1,043,000 and $479,000 of revenues and $(97,000) and $(96,000) of operating losses for each of the three month periods ended September 30, 1994 and 1995, respectively.

As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $147,000 of lease termination and other exit costs had been incurred by September 30, 1995. The provision is comprised of the following:

     Estimated lease termination and exit costs         $427,500
     Write-down of property, equipment, and leasehold
       improvements to estimated net realizable value    414,500
                                                        --------
                                                        $842,000
                                                        --------
                                                        --------

The Company also made a provision of $55,000 for equipment write-downs in the third quarter of 1995 related to the Company's implementation plan for a new point-of-sale system. The new point-of-sale system will be installed in the majority of the Company's restaurants (six restaurants have the new system as of September 30, 1995) and is expected to be completed during 1996. This new system will enhance the Company's ability to monitor store level operations.
The provision is to write-down the carrying value of the equipment to be disposed of to its net realizable value.

Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability for the Company in future periods. In the normal course of business, Management performs a regular review of the strength of its operating assets. It is Management's plan to continue to make such decisions to close underperforming restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased for the first nine months of 1995 to $956,000 (3.0% of restaurant sales) compared to $632,000 (2.3% of restaurant sales) in 1994. The cost increase relates principally to the increase in net assets subject to depreciation and amortization in 1995 versus 1994 because of additional restaurants, the purchase of the Pepperoni Grill restaurant and the remodeling of existing restaurants.

INCOME TAXES

The Company's tax benefit for income taxes was $(268,000) during the first nine months of 1995 versus a tax provision for income taxes of $70,000 for the 1994 comparable period. The effective tax rates for the periods ended September 30, are as follows:

                                    Three Months    Nine Months
                                    ------------    -------------
                                    1994    1995    1994     1995
                                    ----    ----    ----     ----

     Effective income tax rates     20.9%   28.8%   25.0%    28.8%

The 20.9% effective tax rate for the three months ended September 30, 1994 was caused by an adjustment made in the tax provision to properly reflect the estimated tax provision for the nine months ended September 30, 1994. The effective tax rate was 27.8% for the Company's fiscal year ended December 31, 1994.

NET INCOME (LOSS) PER SHARE AMOUNTS

Net income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,933,759 and 3,732,684 in the three months ended September 30, 1994 and 1995, respectively, and 3,944,352 and 3,789,320 in the nine months ended September 30, 1994 and 1995, respectively. Under the treasury stock method of computation, outstanding stock options and warrants represented 277,308 dilutive common equivalent shares for the quarter ended September 30, 1994. There were no dilutive common equivalent shares for the quarter ended September 30, 1995 as the Company incurred a net loss for the period.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995 the Company's working capital ratio was .92 to 1 compared to 1.24 to 1 at December 31, 1994. Working capital decreased to $(375,000) at September 30, 1995 versus $922,000 at December 31, 1994. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion principally from operating cash flow and, to a lesser extent, short-term vendor financing.

During the nine months ended September 30, 1995, the Company had net cash used by operating activities of $116,000 as compared to net cash provided by operating activities of $717,000 during the comparable 1994 period.

The Company plans to expand its Company-owned restaurants at the rate of 10 to 15 units per year in the 1995 - 1996 period. In addition to the Pepperoni Grill restaurant purchased in January, 1995 for approximately $529,000, the Company will complete construction of nine new restaurants during 1995 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 1996.

On August 31, 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. This revolver is unsecured, has a three year term and contains customary financial covenants. This new credit facility provides the Company additional borrowing capacity to continue its expansion plans over the next several years.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 11.1 - Computation of net income per share.

     (b)  Exhibit 27.1 - Financial Data Schedule

     (c) No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date:  November 9, 1995               By: /s/ AUGUST A. HEHEMANN
                                         ---------------------------------------
                                         August A. Hehemann
                                         Vice President/Treasurer
                                         Principal Financial and
                                         Accounting Officer