Form 10-K405
period 1995-12-31
EATERIES INC
filed 1996-04-01
CIK 796369

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                            FILE NO. 0-14968

                              EATERIES, INC.
          (Exact name of registrant as specified in its charter)

                     Oklahoma                     73-1230348
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)

                3240 W. Britton Road
               Oklahoma City, Oklahoma                   73120
        (Address of principal executive offices)      (Zip Code)

                Registrant's telephone number, including area code:
                             (405) 755-3607
            Securities registered pursuant to Section 12(b)of the Act:
                                    None.
        Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value, $.002 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No      .
                                        ----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendments to this Form 10-K.   [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 1, 1996 was $6,273,000.

     Number of shares outstanding as of March 1, 1996  -  3,843,158 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
     Following is a list of annual reports, proxy statements, and Rule 424(b) or (c) prospectuses which are incorporated by reference into the Form 10-K and the Part of the Form 10-K into which the document is incorporated- The Company's Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.

One of _____ pages; exhibit index begins on page _____.

                          EATERIES, INC.

                            FORM 10-K

           For the Fiscal Year Ended December 31, 1995

                        TABLE OF CONTENTS
PART I                                                       Page
- ------                                                       ----
Item 1.   Business .........................................  1

Item 2.   Properties .......................................  10

Item 3.   Legal Proceedings ................................  10

Item 4.   Submission of Matters to a Vote of
          Security Holders .................................  10

PART II
- -------
Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters ..................  11

Item 6.   Selected Financial Data ..........................  12

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .......................................  13

Item 8.   Financial Statements and Supplementary Data ......  23

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............  23

PART III
- --------
Item 10.  Directors and Executive Officers
          of the Registrant ................................  23

Item 11.  Executive Compensation ...........................  23

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management .................  23

Item 13.  Certain Relationships and Related Transactions ...  23

PART IV
- -------
Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K ..........................  24

INDEX TO EXHIBITS ..........................................  25

SIGNATURES .................................................  28

INDEX TO FINANCIAL STATEMENTS ..............................  29


                               (i)

                              PART I

ITEM 1.  BUSINESS

IN GENERAL

     Eateries, Inc. (the "Company") operates and franchises a 50-unit (42 Company, 8 franchise) chain of Garfield's and Pepperoni Grill restaurants. These casual theme, dinnerhouse restaurants are located primarily in regional malls in 22 states. The Company opened its first restaurant in 1984 in Oklahoma City, Oklahoma. The Company's restaurants are family-oriented, providing an upscale alternative to traditional fast-food. The restaurants are designed to appeal to a divergent customer base that grew up on fast-food, but now prefer a more sophisticated menu, the availability of alcoholic beverages, a comfortable ambiance, speed, value and convenience. Both restaurant concepts feature a varied selection of moderately-priced, high quality food and beverage items with table service dining.

     In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Italian entrees with special emphasis on "brick-oven baked pizza" and grilled rotisserie chicken. The warm European bistro atmosphere is accented with an exhibition kitchen, light woods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Over 60 different wine selections are offered along with 25 wines available by the glass.

     In 1995, the Company constructed and opened eight (8) Garfield's and one Pepperoni Grill in major regional malls. The Company expects to add approximately six to eight Garfield's and one additional Pepperoni Grill in 1996 to its system. The primary expansion emphasis will be on Company rather than franchised restaurants. However, management will visit with qualified, interested parties as potential franchisees.

     The Company's principal offices are located at 3240 West Britton Road, Oklahoma City, Oklahoma 73120. Its telephone number is (405) 755-3607.

GARFIELD'S RESTAURANT & PUB

     MENU. Each Garfield's restaurant offers a diverse menu of freshly prepared traditional and innovative entrees, including prime rib, seafood, steak, chicken, hamburgers, Mexican, Italian, and Oriental dinners and sandwiches along with a variety of appetizers, salads and desserts. Menu offerings are revised by the Company semi-annually to improve sales. Typically there are only a small number of changes at the time of each revision. The Company's senior management actively participates in the search for new menu items. In February, 1996 the Company hired a Director of Product Research and Development to further assist in developing new menu selections. Garfield's restaurants also offer a separate lower-priced children's menu.

     RESTAURANT LAYOUT. Garfield's restaurants are constructed in regional malls in accordance with uniform design specifications and are generally similar in appearance and interior decor. Restaurants are furnished and styled in a colorful motif, highlighting the travels of the Company's namesake, "Casey Garfield", including exhibits, photographs, souvenirs and other travel-related furnishings. Tables are covered with paper and customers are encouraged to doodle with crayons provided at each table.

     The size and shape of Garfield's restaurants vary depending largely upon the location. While most restaurants are located inside regional shopping malls, original units (built prior to 1987) were smaller, typically 2,500 to 3,500 square feet, and not located in malls. Garfield's constructed since 1987 are larger, typically 4,500 to 5,500 square feet, seat approximately 200 guests and are located in malls. The Company's prototype Garfield's to be constructed in 1996 will approximate 4,800 square feet.

     Most Garfield's restaurants now include a sports bar lounge featuring national and local sports memorabilia, including numerous televisions for the viewing of sporting events. Over the past five years, the sports bar concept has been incorporated into older Garfield's resulting in increased beverage-to-food ratios, sales per unit and operating profits compared to earlier periods. Each Garfield's restaurant features a "Beers of the World" menu of more than 25 domestic and imported beers along with a full complement of liquor. During 1995 the sale of alcoholic beverages represented approximately 16% of restaurant sales from Company-owned restaurants.

     HOURS OF OPERATION. Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

     UNIT ECONOMICS. Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, the length of the Company's operating history and certain other factors. The Company currently leases the restaurant premises in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. The Company's returns on its new Garfield's restaurants have been assisted by the favorable finish-out allowances provided by mall developers.

     SITE SELECTION. Since late 1990, all new Garfield's restaurants have been located in regional shopping malls. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and out of the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes an Equifax site selection model to "rate" each potential location based upon a multitude of different criteria. Senior management inspects and approves each mall
restaurant site.   The Company expects to locate future Garfield's in
regional malls. It takes approximately 18 weeks to complete construction and open a Garfield's.

     RESTAURANT LOCATIONS. The following table sets forth the location of the existing Garfield's restaurants.

COMPANY-OWNED RESTAURANTS          FRANCHISED RESTAURANTS
- -------------------------          ----------------------
   STATE               # OF UNITS      STATE               # OF UNITS
   -----               ----------      -----               ----------
Alabama.................   1       Colorado.................    1
Arkansas................   1       Iowa.....................    2
Florida.................   2       Oklahoma.................    5
Georgia.................   1                                   --
Illinois................   4        Total..................     8*
Indiana.................   1
Kentucky................   1
Louisiana...............   2
Michigan................   1
Mississippi.............   3
Missouri................   4
New York................   2
North Carolina..........   1
Ohio....................   2
Oklahoma................   5
Tennessee...............   2
Texas...................   4
West Virginia...........   1
Wisconsin...............   2
                          --
  Total.................  40*

______
* 46 Garfield's restaurants (38 Company-owned and six franchised) are located in regional malls.

PEPPERONI GRILL RESTAURANTS

     The original Pepperoni Grill restaurant, located in Oklahoma City, Oklahoma was purchased by Eateries, Inc. in January, 1995. It is located in a recently renovated mall and its menu features a variety of Italian entrees with special emphasis on "brick-oven baked pizza" and grilled rotisserie chicken. The warm European bistro atmosphere is accented with an exhibition kitchen, light woods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is a Tuscan parmesan black pepper bread that is served with all entrees along with the traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass.

     The Company purchased the Pepperoni Grill restaurant primarily because of its many similarities to the existing Garfield's concept and its popular "Italian" based menu. The Pepperoni Grill restaurant concept is similar to Garfield's as it is a full service dinner house, located in a mall and is approximately the same size with many operational functions which parallel a Garfield's.

     During 1995 the Company's management carefully studied the original Pepperoni Grill restaurant's operations, layout, etc. and opened its second Pepperoni Grill restaurant in a regional mall located in Terre Haute, Indiana in November, 1995. This second Pepperoni Grill was constructed next to an existing Garfield's and it is management's opinion that the two concepts will provide operational efficiencies when they are situated in the same location and will help saturate markets with the Company's own restaurants instead of a competitors. The Company is still in the "early" stages of evaluating the benefits of this strategy and the future growth potential of the Pepperoni Grill restaurant concept.

RESTAURANT OPERATIONS

     MANAGEMENT AND EMPLOYEES. Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who in turn report to the respective divisional vice presidents of operations for Garfield's and Pepperoni Grill. A typical restaurant has a general manager, three to five associate managers and average 53 employees, approximately 79% of whom are part-time.

     Area directors of operations as well as restaurant general managers and associate managers are eligible for cash and stock bonuses, travel incentives, professional training and attendance at industry conferences. Receipt of these incentives is based on reaching restaurant performance objectives. The Company's hourly employees are eligible for performance-based awards for superior service to the Company and its guests. Employee awards can include travel incentives, gift certificates, plaques and Company memorabilia. Most employees other than restaurant management and corporate management are compensated on an hourly basis.

     QUALITY CONTROL. The Company has uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises, and employee conduct. Managers are responsible for assuring compliance with Company operating procedures. Executive and supervisory personnel routinely visit each restaurant to evaluate adherence to quality standards and employee performance. In addition, the Company has implemented a toll free guest satisfaction survey program in conjunction with Gallup Research. This tailormade survey provides each restaurant with approximately 400 guest reviews of its operations throughout the year.

     TRAINING. The Company places a great deal of emphasis on the proper training of its hourly employees and general and associate managers. In 1995, the Company hired a full-time Director of Training to oversee all areas of employee education. The outline for the program is based on the individual expertise of the trainee and typically lasts about two weeks for hourly employees and up to 12 weeks for managers. Managers must be certified in a number of skills in restaurant management, including technical proficiency and job functions, management techniques and profit and loss responsibilities. These skills are taught primarily in the restaurant along with classroom training and assigned projects. Manager training is performed in several geographically dispersed restaurants. Standard manuals regarding training and operations, products and equipment and local marketing programs are provided by the Company.

     A highly-experienced opening team assists with the start-up of each new restaurant. Prior to opening, all personnel undergo one or more weeks of intensive training conducted by a restaurant opening team. Management positions in newly-opened restaurants are typically staffed with experienced personnel from other Company-owned restaurants.

     PURCHASING. During 1994, the Company hired a purchasing director to oversee the relations and negotiations with manufacturers and regional distributors for most food and beverage products and to insure uniform quality, competitive costs and adequate supplies of proprietary products.
The Company and its franchisees purchase substantially all food and beverage products from several national and regional suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

     ADVERTISING AND MARKETING. The Company uses television, newspaper, radio and outdoor advertising to promote its restaurants. In markets where the Company shares a trade area with a franchisee, advertising cooperatives are utilized to maximize the Company's restaurant's visibility. Franchisees of Garfield's units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising and point of sale material to promote increased sales and to maintain quality control programs. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company's restaurants.

     RESTAURANT REPORTING. Financial controls are implemented through the use of computerized cash registers and management information systems. Sales reports and food, beverage and labor cost data are prepared weekly for operational control.

EXPANSION STRATEGY

     Eateries, Inc. intends to open Company-owned Garfield's and Pepperoni Grill restaurants in regional malls principally throughout the Southwest, Midwest and Southeast regions of the United States. This expansion strategy is designed to capitalize on the growing trend to include and expand dining and entertainment facilities in regional malls. Management believes this mall-based expansion strategy reduces the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Further, restaurant construction within a mall typically requires a substantially smaller investment than construction of a free-standing restaurant.

     Of the nearly three thousand major malls and shopping centers in the United States, management believes roughly half offer possible location opportunities for its restaurant concepts, particularly as existing malls are expanding and remodeled with a view toward becoming entertainment and dining centers. The Company maintains relationships with several leading mall managing agents who provide the Company with an ongoing supply of potential mall locations for evaluation.

     The Company has retained a Director of Real Estate to represent it in site negotiations. This individual is compensated on a success fee basis. The Company expects to focus its expansion primarily on the opening of Company-owned Garfield's and Pepperoni Grill restaurants. Additional franchising is possible but likely to be a minor part of expansion.

     The Company opened a new Garfield's in February, 1996 in Winter Haven, Florida. The Company currently is developing four additional Garfield's restaurants as follows: Adrian, Michigan; Anderson, Indiana; Tallahassee, Florida; Columbus, Mississippi, and are negotiating for several more locations designated to open in 1996. The Company is also developing its third Pepperoni Grill location to be opened in Tallahassee, Florida in 1996. The Company expects to open seven to nine Company-owned restaurants in 1996 and up to fifteen Company-owned restaurants in 1997.

FRANCHISE OPERATIONS

     GENERAL TERMS. Eight franchised Garfield's are currently operating pursuant to agreements granted by the Company. The typical franchise agreement provides for (i) the payment of an initial franchise fee of up to $35,000 and a monthly continuing royalty fee expressed as a percentage (typically 3% or 4%) of gross sales with a minimum fee of $2,000 to $2,500 per month; (ii) quality control and operational standards; (iii) development obligations for the opening of new restaurants under the franchise; and (iv) the creation and use of advertising. The franchise term usually ranges from five to 10 years with five-year renewals. The grant of a franchise does not insure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

     FUTURE FRANCHISE DEVELOPMENT. The Company has elected to emphasize Company restaurant development and as a result does not intend to aggressively pursue new restaurant franchising. The Company had not entered into any new franchise agreements as of March 1, 1996.

     COMPANY MANAGED FRANCHISES. The Company currently manages three of its franchised restaurants in Oklahoma City pursuant to a management agreement with the franchisee who remains the owner of the restaurants. The Company receives fixed management and accounting fees in addition to its royalties and other charges under the franchise agreement.

     FRANCHISE REVENUE DATA. The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated.

                                     1993         1994       1995
                                     ----         ----       ----
Initial franchise fees ........... $ 35,000     $   -       $ 50,000
Continuing royalties ............. $453,000     $267,000    $258,000


     Compliance with Franchise Standards. All franchisees are required to operate their Garfield's restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has the discretion to determine the menu prices to be charged. However, as a practical matter, all franchisees utilize the Company's standardized Garfield's menu. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company. The Company enforces the standards required of franchisees. Such enforcement may result in the closure or non-renewal of certain franchise units, but any such closings or non-renewals are not expected to have a material adverse effect upon the Company's results of operations and financial position.

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location, food type and quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the market area than the Company's restaurants. The restaurant business is often affected by changes in consumer taste, national, regional or local economic conditions, demographic trends, traffic patterns and type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

SERVICE MARKS

     "GARFIELD'S", "CASEY GARFIELD'S" and "PEPPERONI GRILL" are Company service marks registered with the United States Patent and Trademark Office. The Company pursues any infringement of its marks within the United States and considers its marks to be crucial to its operations.

EMPLOYEES

     As of March 1, 1996, the Company employed 2,421 individuals, of whom 195 were management or administrative personnel (including 161 who were restaurant managers or trainees) and 2,226 were employed in non-management restaurant positions. As of this date, the Company employed 186 persons on a salaried basis and 2,235 persons on an hourly basis. Each restaurant employs an average of 53 persons.

     Most employees, other than restaurant management and corporate management personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. As the Company expands, it will need to hire additional management and its continued success will depend in large part on its ability to attract and retain good management employees. The Company's employees are not covered by a collective bargaining agreement.

SEASONALITY

     With 40 of the 42 Company-owned restaurants located in regional malls, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season, together with the Company's practice of opening new restaurants before December, have caused the Company to experience a substantial increase in restaurant sales and profits in the Company's fourth fiscal quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

GOVERNMENT REGULATIONS

     The Company's restaurants are subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in each state and/or municipality in which restaurants are located. The Company has not experienced material difficulties in these areas, however, regulatory difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant and affect profitability.

     Approximately 16% of the Company's food and beverage revenues in 1995 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operating, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

     In certain states the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     The Company's restaurant operations are also subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates equal to or based upon the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs. The enactment of future legislation increasing employee benefits, such as mandated health insurance, could also significantly adversely affect the industry and the Company, as could future increases in workers' compensation rates.

     The Company is subject to Federal Trade Commission ("FTC") regulation and state laws that regulate the offer and sale of franchises. The Company may also become subject to state laws that regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. The Company believes that it is in material compliance with such laws.

     The Americans With Disabilities Act ("ADA") prohibits discrimination in employment and public accommodations on the basis of disability. While the Company believes it is in substantial compliance with the ADA regulations, the Company could be required to expend funds to modify its restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons.

ITEM 2.  PROPERTIES

     All but one of the Company's facilities are occupied under leases, primarily in regional malls. The majority of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company's sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:

    YEAR LEASE TERM EXPIRES                      NUMBER OF FACILITIES*
    -----------------------                      ---------------------
    1996-1997.................................           1
    1998-1999.................................           3
    2000-2001.................................           6
    2002-2003.................................           8
    2004-2005.................................          16
    2006 and beyond...........................          12


_____________
*Includes five leases which have been executed for locations where restaurants have not yet been opened.

     The Company's executive offices, located in approximately 7,400 square feet of office space in Oklahoma City, Oklahoma, are occupied under a lease which expires in June, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently engaged in any legal proceedings the outcome of which is expected to have a material adverse effect upon its business or financial condition. However, in the ordinary course of its business, the Company is named in various lawsuits related to the operation of its restaurants, most of which relate to on-the-job injury claims by its employees and are typically handled by the Company's insurance carriers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 1995.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock has been quoted on the NASDAQ National Market System under the symbol "EATS" since May 1994. Prior to that date, the Company's common stock was quoted on the NASDAQ Small-Cap Market. The following table sets forth, for the quarterly periods indicated, the high and low closing bid prices for the Common Stock, as reported by the NASDAQ Markets.

                                               LOW        HIGH
                                               ---        ----
       1994
           First Quarter....................  $5.63       $7.00
           Second Quarter...................   5.38        6.25
           Third Quarter....................   3.38        5.63
           Fourth Quarter...................   3.38        4.75

       1995
           First Quarter....................  $3.00       $4.13
           Second Quarter...................   2.88        3.63
           Third Quarter....................   2.63        3.25
           Fourth Quarter...................   2.13        3.50

       1996
           First Quarter (to March 1).......  $2.25       $3.50

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On March 1, 1996 the Company's stock transfer agent reported that the Company's common stock was held by 283 holders of record. However, there are approximately 1,000 verified owners of Eateries' common stock.

     The Company has paid no cash dividends on its common stock. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the common stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of the Company. The selected financial data in the table are derived from the financial statements of the Company. The following data should be read in conjunction with, and are qualified in their entirety by, the Company's financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. (Dollars in thousands, except per share data).

                                                            YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                1991      1992      1993      1994      1995
                                                ----      ----      ----      ----      ----
Income Statement Data:
Revenues:
  Restaurant sales....................         $13,451   $17,913   $26,401   $38,869   $45,811
  Franchise fees and royalties........             480       522       488       267       307
  Other income........................             272       315       369       423       482
                                               -------   -------   -------   -------   -------
                                                14,203    18,750    27,258    39,559    46,600
                                               -------   -------   -------   -------   -------
Costs and Expenses:
  Costs of sales......................           4,306     5,697     8,231    12,052    13,968
  Restaurant operating expenses.......           8,053    10,435    14,891    22,359    26,387
  Restaurant pre-opening costs........             105       280       591       568       830
  General and administration expenses            1,187     1,403     2,101     2,467     3,067
  Provision for restaurant closures
   and other disposals................              -         -         -         -        897
  Depreciation and amortization.......             413       484       601       927     1,337
  Interest expense....................              36        41        50        48        41
                                               -------   -------   -------   -------   -------
                                                14,100    18,340    26,465    38,421    46,527
                                               -------   -------   -------   -------   -------
Income before income taxes and
 cumulative effect of accounting
 change ...............................           103       410       793     1,138        73
Provision (benefit) for income taxes...             -          5       293       316      (113)
                                               -------   -------   -------   -------   -------
Income before cumulative effect
 of change in accounting principle.....            103       405       500       822       186
Cumulative effect of change in
 accounting for income taxes (1).......              -        -        202        -          -
                                               -------   -------   -------   -------   -------
Net income ............................        $   103   $   405   $   702   $   822   $   186
                                               -------   -------   -------   -------   -------
                                               -------   -------   -------   -------   -------
Weighed average shares of common and
 common equivalent shares (000's)......          2,244     2,334     3,077     3,940     3,818
                                               -------   -------   -------   -------   -------
                                               -------   -------   -------   -------   -------

Net income per share (2):
 Income before cumulative
  effect of change in accounting for
  for income taxes                             $   .06   $   .17   $   .16   $   .21   $   .05
 Cumulative effect of change in
  accounting for income taxes (1)......             -         -        .07        -          -
                                               -------   -------   -------   -------   -------
    Net income (loss) per share........        $   .06   $   .17   $   .23   $   .21   $   .05
                                               -------   -------   -------   -------   -------
                                               -------   -------   -------   -------   -------
Balance Sheet Data:
  Working capital (deficit)............        $  (289)  $  (567)  $ 2,021   $   922   $(1,677)
  Total assets.........................          3,013     4,053    11,363    12,933    16,596
  Long-term obligations (3)............            198       117        42        75     1,249
  Stockholders' equity.................            952     1,405     7,690     8,625     8,912

Other Data:
  Earnings before interest,
   depreciation and taxes (EDITDA).....        $   552   $   935   $ 1,444   $ 2,113   $ 1,451
  System-wide sales....................         25,509    29,717    39,025    45,891    53,802

________________

(1) See Note 2 of Notes to Consolidated Financial Statements.
(2) Based upon the weighted average number of common and dilutive common equivalent shares (if applicable) outstanding during the period. (See
    Note 2 of Notes to Consolidated Financial Statements.)
(3) Includes capital leases and long-term debt obligations, net of current portions. (See Note 5 of Notes to Consolidated Financial Statements.)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     As of December 31, 1995, the Company owned and operated 41 restaurants and franchised eight (Garfield's) casual theme, dinnerhouse restaurants. Subsequent to that date, the Company has opened one additional Garfield's. The Company currently has five restaurants (four Garfield's and one Pepperoni Grill) in development. As of the date of this report, the entire system includes 42 (40 Garfield's and two Pepperoni Grills) Company owned restaurants and eight franchise Garfield's restaurants.

     Unlike a majority of its publicly-held competitors which capitalize and amortize restaurant pre-opening costs over a period of up to 24 months, the Company expenses such costs as incurred.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

     The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                        1993         1994          1995
                                                       -------      -------       -------
       Income Statement Data:
       Revenues:
         Restaurant sales....................           96.9%        98.3%         98.3%
         Franchise fees and royalties........            1.8          0.7           0.7
                                                       -------      -------       -------
         Other income........................            1.3          1.0           1.0
                                                       100.0        100.0         100.0
                                                       -------      -------       -------
       Costs and Expenses:
         Costs of sales (1)..................           31.2         31.0          30.5
         Restaurant operating expenses(1)               56.4         57.5          57.6
         Restaurant pre-opening costs (1)                2.2          1.5           1.8
         General and administrative expenses             7.7          6.2           6.6
         Provision for restaurant closures
           and other disposals...............             -            -            1.9
         Depreciation and amortization
           expenses (1)......................            2.3          2.4           2.9
         Interest expense....................            0.2          0.1           0.1


       Income before income taxes and
          cumulative effect of accounting change         2.9          2.9           0.2
       Provision for income taxes............            1.1          0.8          (0.2)
                                                       -------      -------       -------
       Income before cumulative effect
          of change in accounting principle              1.8          2.1           0.4
       Cumulative effect of change in accounting
          for income taxes (2)...............            0.8          0.0           0.0
                                                       -------      -------       -------
       Net income ...........................            2.6%         2.1%          0.4%
                                                       -------      -------       -------
       Selected Operating Data:
       (Dollars in thousands)
       System-wide sales:
         Company restaurants.................          $26,401      $38,869       $45,811
         Franchise restaurants...............           12,624        7,112         7,991
                                                       -------      -------       -------
           Total.............................          $39,025      $45,891       $53,802
                                                       -------      -------       -------
                                                       -------      -------       -------

       Number of restaurants (at end of period):
         Company restaurants.................               26           34            41
         Franchise restaurants...............                8            8             8
                                                       -------      -------       -------
           Total.............................               34           42            49
                                                       -------      -------       -------
                                                       -------      -------       -------

(1) As a percentage of restaurant sales.
(2) See Note 2 of Notes to Consolidated Financial Statements.

IMPACT OF SEASONALITY

     The concentration of restaurants in regional malls where customer traffic increases substantially during the Thanksgiving to New Year holiday season, and the practice of opening new restaurants before December have resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 1993, 1994 and 1995.

                                                              Fiscal Quarters
                                          ---------------------------------------------------
                                          1st         2nd          3rd        4th      Annual
                                          ---         ---          ---        ---      ------
                                             (Dollars in thousands except per share data)
1995:
    Revenues.......................... $10,475     $10,682       $11,449    $13,994    $46,600
    Net income (loss) (2).............      25         (45)         (642)       848        186
    Net income per share (2)..........    0.01       (0.01)        (0.17)      0.22       0.05
    Weighted average shares and
        equivalents (000's)...........   3,908       3,727         3,733      3,904      3,818
    Pre-opening costs................. $   143     $   198      $    223    $   266    $   830
    Number of Company units at end of
         period.......................      37          38            38         41         41
    Company restaurant operating
         months.......................     107         114           113        119        453
    Sales per Company restaurant
         operating month.............. $    96     $    92      $    100    $   116    $   101

1994:
    Revenues.......................... $ 8,421     $ 9,276       $ 9,945    $11,917    $39,559
    Net income........................      78          27           106        611        822
    Net income per share..............     .02         .01           .03        .16        .21
    Weighted average shares and
        equivalents (000's)...........   3,958       3,941         3,934      3,926      3,940
    Pre-opening costs................. $   177     $   102       $   120    $   169    $   568
    Number of Company units at end of
         period.......................      28          30            31         34         34
    Company restaurant operating
         months.......................      80          88            92         98        358
    Sales per Company restaurant
         operating month.............. $   103     $   103       $   106    $   121    $   109

1993:
    Revenues.......................... $ 5,796     $ 6,030       $ 6,774    $ 8,658    $27,258
    Net income (1)....................     235          66            27        374        702
    Net income per share(1)...........     .08         .02           .01        .11        .23
    Weighted average shares and
         equivalents (000's)..........   2,970       2,915         3,015      3,407      3,077
    Pre-opening costs................. $    58     $   148       $   223    $   162    $   591
    Number of Company units at end of
         period.......................      19          20            22         26         26
    Company restaurant operating
         months.......................      56          58            63         65        242
    Sales per Company restaurant
         operating month.............. $    99     $   100       $   104    $   130    $   109


______________
(1) Includes $202,000 ($.07 per share) for the adoption of SFAS 109 effective January 1, 1993 in the first quarter of 1993.
(2) During the third quarter of 1995, the Company recorded a pre tax charge of $897,000 to establish a provision for restaurant closures and other disposals. The effect of this provision on the reported net income
     (loss) and per share data for the third quarter and the fiscal year was $(639,000) or $(.17) per share.

YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

     REVENUES. Revenues for the year ended December 31, 1995 increased 18% over the revenues reported for the year ended in 1994. Revenues in 1994 increased 45% over 1993 levels. The 1995 and 1994 increases were primarily due to increases in restaurant sales. Restaurant sales for the year ended December 31, 1993 increased 45% over the same period in 1992.

     The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating month were as follows:

                                                        1993      1994      1995
                                                        ----      ----      ----
Number of units at year end.......................        26        34        41
Number of restaurant operating months.............       242       358       453
Average sales per restaurant operating month......  $109,000  $108,600  $101,100

     A summary of restaurant sales and related costs expressed as a percentage of sales are listed below for the years ended December 31:

                                         1993     1994     1995
                                         ----     ----     ----
RESTAURANT SALES:
   Food................................  79.7%    82.0%    83.5%
   Beverage............................  20.3%    18.0%    16.5%
                                        -----    -----    -----
       Total........................... 100.0%   100.0%   100.0%
                                        -----    -----    -----
                                        -----    -----    -----

COSTS OF SALES:
   Food................................  32.0%    31.5%    30.6%
   Beverage............................  28.1%    28.8%    30.2%
   Combined............................  31.2%    31.0%    30.5%

     Average monthly sales per unit were $101,100 during 1995 compared to $108,600 during 1994. The 1995 per unit monthly sales decreased by $7,500 or 6.9% from 1994 levels. This decrease is attributable to the following items:

     In late 1994, the Company began testing and rolled out to nineteen stores in January, 1995 a new menu which contained a combination of several new lower priced and a la carte selections. The stores with this new menu experienced a reduction in average check amounts and revenues during the first five months of 1995, rather than the overall increase the Company expected. Management reacted quickly to reverse these declines by beginning implementation of a new menu to its stores in late June, 1995. The new menu contains many new food selections and incorporates a pricing strategy similar to menus used by the Company previous to the January, 1995 menu. A new drink menu was also rolled out to the stores in late June, 1995. The Company experienced increases in average check amounts and revenues beginning in the third quarter of 1995 as a result of the new menus and the trend continued through the end of the year.

     The Company's first quarter 1995 three week television advertising campaign coincided with two consecutive weekends of bad weather in the Company's Northern and Midwestern stores. Thus, the Company incurred the advertising expense without the normal sales gains it has achieved during past advertising campaigns. The Company's next major 1995 television advertising campaign began in late July, 1995 to promote the Company's new food and drink menus. Advertising was minimal during the second quarter and lower than normal in the third quarter as management believed its advertising would be more effective if it was done in conjunction with the introduction of the new menus and under the direction of the new Vice President of Marketing. As a result of this advertising strategy, sales remained weak during the second and third quarters. When the campaigns were begun, the Company did experience an improvement as reflected in the quarterly sales comparisons.

     In August, 1995 the Company hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing has over 17 years of marketing experience with a nationally recognized chain of dinnerhouse restaurants. The Company's management believes this individual has begun to have a positive impact on directing its marketing strategy and will strengthen its management team. A regional newspaper print program for Garfield's restaurants was developed and implemented in early November 1995 for the majority of the Company's restaurants and resulted in an increase in revenues and operating results during the fourth quarter of 1995. Also, several new entree selections were developed during the 1995 fourth quarter holiday season. These items were priced higher than the usual entree pricing and achieved excellent sales results during the fourth quarter of 1995.

     The affects of the previously noted items, along with the overall increase in casual dining restaurant development during the past several years coupled with the recent soft consumer discretionary spending trend contributed to the Company's same store sales and average monthly sales per unit decreases.

     However, the average monthly sales per unit decreases experienced during 1995 as compared to 1994 have narrowed from $(11,300) during the second quarter to $(4,300) during the fourth quarter. Management believes that its increased focus on and actions taken in the marketing area beginning in the second quarter of 1995 have had a direct affect on the improvements in average monthly sales per unit experienced during the second half of 1995 and believes they will continue in the future.

Average monthly sales per unit were $108,600 during 1994 as compared to $109,000 in 1993.

     Continuing royalties decreased to $258,000 in 1995 from $267,000 in 1994 and $453,000 in 1993. Continuing royalties were comparable in 1995 versus 1994 as the same number of franchise restaurants (eight) were in operation during the two years. During the second quarter of 1995, one franchise restaurant closed and a new one opened. The decrease in continuing royalties experienced in 1994 versus 1993 was attributable to the Company's acquisition of four franchised Garfield's and the termination of three Garfield's franchise agreements during 1993. Initial franchise fees recognized in 1995 and 1993 were $50,000 and $35,000, respectively. No initial franchise fees were recorded in 1994.

     COSTS AND EXPENSES. The following is a comparison of cost of sales and labor costs (excluding payroll taxes and fringe benefits) as a percent of restaurant sales at Company-owned restaurants:

                                1993     1994     1995
                                ----     ----     ----
     Costs of sales........... 31.2%    31.0%    30.5%
     Labor costs.............. 26.7%    28.2%    28.0%
                               -----    -----    -----
         Total................ 57.9%    59.2%    58.5%
                               -----    -----    -----
                               -----    -----    -----

     The decrease in cost of sales percentages during the three year period reflects the Company's improving purchasing techniques which have allowed the Company to fix purchase prices for certain high volume food products. Where practical, such techniques will continue to be used in the Company's purchasing methods.

     Labor costs experienced during 1995 improved slightly over 1994 levels and remain at the level expected by the Company. Labor costs increased in 1994 compared to 1993 because of a significant increase in employee training which is included in pre-opening costs. (See discussion below regarding pre-opening costs.)

     Restaurant operating expenses (which include labor costs) as a percentage of restaurant sales were 56.4% in 1993, 57.5% in 1994 and 57.6% in 1995. The modest increase in operating expenses as a percent to restaurants sales in 1995 versus 1994 was attributable to higher occupancy costs (primarily rent and utilities) and repairs and maintenance expenses partially offset by lower advertising and promotional expenses. The increase in operating expenses in 1994 as compared to 1993 was primarily attributable to increases in occupancy costs.

     PRE-OPENING COSTS. The Company's accounting policy for restaurant pre-opening costs is to expense such costs as incurred. Management anticipates that these pre-opening costs will increase per location because of the greater distance of new restaurants from the Company's base of operations and the Company's enhanced training program for new employees.

     During each of the three years ended December 31, 1993, 1994 and 1995, the Company incurred and recognized as expense the following amounts for restaurant pre-opening development costs relative to the corresponding number of restaurants in various stages of development:

                           1993       1994       1995
                           ----       ----       ----
    Amount.............  $591,000   $568,000   $830,000
    Restaurants........         8          8          9
    As a percentage of
      restaurant sales.      2.2%       1.5%       1.8%

     Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs decreased as a percentage of revenues from 7.7% in 1993 to 6.2% in 1994, and increased to 6.6% in 1995. The higher absolute levels of general and administrative costs from 1993 to 1995 are related primarily to additional personnel costs and related costs of operating the Company's expanding restaurant group. General and administrative costs as a percent to sales increased in 1995 as compared to 1994 primarily due to the strengthening of the Company's management group through hiring employees to fill new positions (Vice President of Marketing, Divisional Vice Presidents of Garfield's and Pepperoni Grill, Director of Training, etc.) management believes are necessary to effectively operate its existing restaurant units and continue its expansion plans. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

     PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS. During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of December 31, 1995, the Company had closed two (on July 2, 1995 and September 17, 1995, respectively) of the four restaurants planned for closure. Management anticipates that the remaining restaurant closures, including negotiation and execution of lease termination agreements, will be completed during 1996. These restaurants, collectively, accounted for $4,021,000, $4,275,000 and $2,290,000 of revenues in the years 1993, 1994 and 1995, respectively. These restaurants, collectively, accounted for $123,000, $(100,000) and $(303,000) of operating profits (losses) in the years 1993, 1994 and 1995, respectively.

As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $251,000 of lease termination costs, litigation settlement costs and other exit costs had been incurred by December 31, 1995. The provision is comprised of the following:

     Estimated lease termination costs, litigation
       settlement costs and exit costs                  $427,500
     Write-down of property, equipment and leasehold
       improvements to estimated net realizable value    414,500
                                                        --------
                                                        $842,000
                                                        --------
                                                        --------

The Company also made a provision of $55,000 for equipment write-downs in the third quarter of 1995 related to the Company's implementation plan for a new point-of-sale system. The new point-of-sale system will be installed in the majority of the Company's restaurants (18 restaurants have the new system as of March 1, 1996) and is expected to be completed during the next eighteen months. This new system will enhance the Company's ability to monitor store level operations. The provision is to write-down the carrying value of the equipment to be disposed of to its net realizable value. Approximately $18,000 of the equipment write-down has been utilized as of December 31, 1995.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased for 1995 to $1,337,000 (2.9% of restaurant sales) compared to $927,000 (2.4% of restaurant sales) in 1994 and $601,000 (2.3% of restaurant sales) in 1993. The cost increase in 1995 versus 1994 relates principally to the increase in net assets subject to depreciation and amortization because of additional restaurants, the purchase of the Pepperoni Grill restaurant and the remodeling of existing restaurants. The increase in expense in 1994 as compared to 1993 levels was primarily attributable to additional operating restaurants' assets in service.

     INTEREST EXPENSE. Interest expense during the three year period ending December 31, 1995, was $50,000 in 1993, $48,000 in 1994 and $41,000 in 1995.

     INCOME TAXES. During 1993, the Company adopted SFAS 109 (see below) and applied the Statement prospectively. The deferred provision (benefit) for income taxes was $293,600, $316,400 and $(131,000), respectively, under SFAS 109 for 1993, 1994 and 1995.

     At December 31, 1995, the Company has recorded a benefit for its deferred tax assets of approximately $2,448,000. Management of the Company believes that approximately $1,068,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $3,700,000 in the future net income in the next three years necessary to recognize the deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management of the Company is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or if the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions. Management intends to evaluate the realizability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

     CHANGE IN ACCOUNTING FOR INCOME TAXES. Effective January 1, 1993, the Company adopted SFAS 109. The effect of this accounting change was to recognize a $322,000 increase in the Company's net deferred tax assets as of January 1, 1993. The adoption of SFAS 109, excluding the effect upon adoption, decreased net income by $202,600 ($.07 per share) for the year ended December 31, 1993.

 The cumulative effect of adopting Statement 109 as of January 1, 1993 was recorded as follows:

   Cumulative effect of change in accounting principle...   $202,000
   Increase in additional paid-in capital................    120,000
                                                            --------
                                                            $322,000
                                                            --------
                                                            --------

     The change in accounting recognized an increase in additional paid-in capital related to the portion of the net operating loss carryforwards resulting from tax deductions for the exercise of non-qualified stock options in both 1991 and 1992 for which there was no corresponding charge to earnings.

     NET INCOME PER SHARE AMOUNTS. Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period as more fully described in Note 2 of the Notes to Consolidated Financial Statements. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,076,774, 3,939,750, and 3,817,997 in 1993, 1994 and
1995, respectively. Under the treasury stock method of computation, outstanding stock options represented 167,164 common equivalent shares for the quarter ended December 31, 1995.

     IMPACT OF INFLATION. The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and the economic conditions in the Company's market area.

     Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction costs could increase in the future which could affect the Company's ability to expand.

     LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1995, the Company's working capital ratio decreased to .72 to 1 compared to 1.24 to 1 at December 31, 1994. As is customary in the restaurant industry, the Company has periodically operated with negative working capital and has not historically required large amounts of working capital. In 1993, the Company raised $4,600,000 in net proceeds from the sale of common shares. Historically, the Company has leased the vast majority of its restaurant locations. For the three years in the period ended December 31, 1995, the Company's expenditures for capital improvements were $3,984,000, $5,453,000, and $7,789,000, respectively, which were funded out of cash flows from operating activities of $1,865,000, $2,557,000, and $3,318,000, respectively, landlord finish-out allowances of $1,879,000, $3,167,000, and $2,492,000, respectfully, the net proceeds from the 1993 sale of common stock and borrowings under the Company's credit agreements. In addition, the Company expended approximately $529,000 in January 1995 for the acquisition of the Pepperoni Grill restaurant and tradename.

     During 1996, the Company expects to construct and open six to eight new Garfield's and one new Pepperoni Grill in locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 1996.

     On August 31, 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. This revolver is unsecured, has a three year term and contains customary financial covenants. This new credit facility provides the Company additional borrowing capacity to continue its expansion plans over the next several years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are included in a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

     In accordance with General Instruction G(3), a presentation of information required in response to Items 10, 11, 12, and 13 appear in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein by reference when filed.

                                   PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of the report:

1.  Consolidated Financial Statements:

    Management's Responsibility for Financial Reporting
    Report of Independent Auditors
    Consolidated Balance Sheets as of December 31, 1994 and 1995 Consolidated Statements of Income for each of the three years in the period ended December 31, 1995
    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995
    Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules:

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits.

    The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
- -------     -----------------------
 3.1        Amended and Restated Articles of Incorporation.(1)

 3.2        Amendment to the Amended and Restated Articles of Incorporation.(2)

 3.3        Bylaws as amended.(1)

 4.1        Specimen Stock Certificate.(3)

 4.2        Form of Representative's Warrant.(3)

10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated January 1, 1993.(4)

10.2 Employment Agreement between the Company and James M. Burke, dated January 1, 1993.(4)

10.4 Lease Agreement dated May 1, 1987 (as amended June 30, 1990, October 1, 1992 and October 1, 1993) between the Company and Colonial Center, LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)

10.5 Lease Agreement dated May 28, 1992 between the Company and The Pines Mall Limited Partnership, an Iowa limited partnership, for the lease of the Garfield's restaurant facilities at The Pines Mall, Pine Bluff, Arkansas.(3)

10.6 Lease Agreement dated March 16, 1992 between the Company and UM Partners, an Illinois general partnership, for the lease of the Garfield's restaurant facilities at University Mall, Carbondale, Illinois.(3)

10.7        Lease Agreement dated December 17, 1991 (and amended November 10,
            1992) between the Company and Columbia Mall Limited Partnership, an Iowa general partnership, for the lease of the Garfield's Restaurant facilities at Columbia Mall, Columbia, Missouri.(3)

10.8 Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years.(3)

10.9 Amended and Restated Franchise Agreement and Modification of Amended and Restated Franchise Agreement dated December 31, 1992 between the Company and O.E., Inc. for the three Garfield's franchise locations in the Oklahoma City, Oklahoma metropolitan area.(3)

10.10       Form of Franchise Agreement (Revised March 1, 1993).(7)

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
- -------     -----------------------
10.11       Management Agreement dated December 31, 1992 between the Company and O.E., Inc. for the supervision and accounting services provided by the Company for three Garfield's franchise locations in the Oklahoma City metropolitan area.(3)

10.12 Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr.(5)

10.13 Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke.(5)

10.15 Stock Plan for Significant Employees of the Company, dated December 1, 1986.(6)

10.16       1987 Director Stock Incentive Plan.(6)

10.17       Eateries, Inc. Omnibus Equity Compensation Plan.(6)

10.18       September, 1993 Amendment to Omnibus Equity Compensation Plan.(3)

10.19       November, 1993 Amendment to Omnibus Equity Compensation Plan.(3)

10.20       Form of Stock Option Agreement.(6)

10.21 Underwriting Agreement between the Company, Pauli & Company Incorporated, RAS Securities Corp. and certain shareholders of the Company dated November 15, 1993.(3)

10.22 Asset Sale Agreement dated January 9, 1995 between the Company and Pepperoni Grill, Inc. and Specialty Restaurants, involving the purchase of assets of Pepperoni Grill restaurant by the Company. (9)

10.23 Employment Agreement between the Company and August A. Hehemann, dated January 1, 1995. (9)

10.24 Employment Agreement between the Company and Peter L. Holloway, dated January 1, 1995. (9)

10.25       Employee Stock Purchase Plan dated June 15, 1994 (8).

10.26 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (9)

11.1        Computation of net income (loss) per share.

23.1        Consent of Ernst & Young LLP.

27.1        Financial Data Schedule.
___________

(1) Filed as exhibit to Registrant's Registration Statement on Form S-18 (File No. 33-6818-FW).

(2) Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.

(3) Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896).

(4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-14968) and incorporated herein by reference.

(5) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.

(6) Filed as exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-41279).

(7) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14968) and incorporated herein by reference.

(8) Filed as Appendix A to the Company's Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.

(9) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.




(b) No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT:
                              EATERIES, INC.

Date: March 29, 1996          By: /s/ Vincent F. Orza, Jr.
      ------------------          -------------------------------------
                                  Vincent F. Orza, Jr., President
                                  Chief Executive Officer

Date: March 29, 1996          By: /s/ August A. Hehemann
      ------------------          -------------------------------------
                                  August H. Hehemann Vice President/
                                  Treasurer - Chief Financial and
                                  Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 1996          By: /s/ Vincent F. Orza, Jr.
      ------------------          -------------------------------------
                                  Vincent F. Orza, Jr., Chairman
                                  of the Board, President and
                                  Director

Date: March 29, 1996          By: /s/ James M. Burke
      ------------------          -------------------------------------
                                  James M. Burke, Vice President
                                  of Operations, Assistant
                                  Secretary and Director

Date: March 29, 1996          By: /s/ Edward D. Orza
      ------------------          -------------------------------------
                                  Edward D. Orza, Director

Date: March 29, 1996          By: /s/ Patricia L. Orza
      ------------------          -------------------------------------
                                  Patricia L. Orza, Secretary and
                                  Director

Date: March 29, 1996          By: /s/ Thomas F. Golden
      ------------------          -------------------------------------
                                  Thomas F. Golden, Director

Date: March 29, 1996          By: /s/ Philip Friedman
      ------------------          -------------------------------------
                                  Philip Friedman, Director

                        EATERIES, INC. AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Management's Responsibility for Financial Reporting ..................  F-1

Report of Independent Auditors .......................................  F-2

Consolidated Balance Sheets as of December 31, 1994
     and 1995.........................................................  F-3

Consolidated Statements of Income for each of the three
     years in the period ended December 31, 1995 .....................  F-4

Consolidated Statements of Stockholders' Equity for
     each of the three years in the period ended
     December 31, 1995 ...............................................  F-5

Consolidated Statements of Cash Flows for each of the
     three years in the period ended
     December 31, 1995 ...............................................  F-6

Notes to Consolidated Financial Statements ...........................  F-7

            MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The management of Eateries, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best estimates and judgment where necessary. Management believes that all representations made to our external auditors during their examination of the financial statements were valid and appropriate.

To meet its responsibility, management has established and maintains a comprehensive system of internal control that provides reasonable assurance as to the integrity and reliability of the consolidated financial statements, that assets are safeguarded, and that transactions are properly executed and reported. This system can provide only reasonable, not absolute, assurance that errors and irregularities can be prevented or detected. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control is subject to close scrutiny by management and is revised as considered necessary.

The Board of Directors of Eateries, Inc. have engaged Ernst & Young LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 1995 consolidated financial statements. Their report is included on the following page.

/s/ Vincent F. Orza, Jr.
- -----------------------------------
Vincent F. Orza, Jr.
President and Chairman
Chief Executive Officer


/s/ August A. Hehemann
- -----------------------------------
August A. Hehemann
Vice President/Treasurer
Chief Financial Officer


March 29, 1996

                  REPORT OF INDEPENDENT AUDITORS


Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma


We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiary as of December 31, 1994 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiary at December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1993.


                                     ERNST & YOUNG LLP



Oklahoma City, Oklahoma
March 4, 1996

                        EATERIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                     --------------------------
                                                        1994           1995
                                                     -----------    -----------
                      ASSETS
Current assets:
  Cash and cash equivalents .......................  $ 1,843,951    $ 1,001,954
  Marketable securities ...........................      514,737          -
  Receivables:
    Franchisees ...................................       70,069         88,448
    Insurance refunds .............................      231,169        283,883
    Landlord finish-out allowances ................      255,000        748,288
    Other .........................................       93,828        232,480
  Deferred income taxes (Note 8) ..................      569,000        389,000
  Inventories .....................................    1,085,308      1,368,673
  Prepaid expenses and deposits ...................      133,807        179,020
                                                     -----------    -----------
        Total current assets ......................    4,796,869      4,291,746
Property and equipment, at cost (Notes 4 and 5):
  Land and buildings ..............................      387,526        175,376
  Furniture and equipment .........................    5,693,923      7,455,322
  Leasehold improvements ..........................   13,065,019     19,064,963
  Assets under capital leases .....................      123,420        123,420
                                                     -----------    -----------
                                                      19,269,888     26,819,081
  Less: Landlord finish-out allowances ............    8,995,732     12,409,951
                                                     -----------    -----------
                                                      10,274,156     14,409,130
  Less: Accumulated depreciation and amortization .    2,964,540      4,047,414
                                                     -----------    -----------
    Net property & equipment ......................    7,309,616     10,361,716
Deferred income taxes (Note 8) ....................      651,000        991,000
Landlord finish-out allowances receivable (Note 2).         -           429,000
Other assets ......................................      175,256        522,493
                                                     -----------    -----------
                                                     $12,932,741    $16,595,955
                                                     -----------    -----------
                                                     -----------    -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to vendor (Note 5) ................  $   330,934    $    13,139
  Accounts payable (Note 6) .......................    1,681,747      2,967,109
  Accrued liabilities:
    Compensation ..................................      890,194      1,259,896
    Taxes, other than income ......................      333,521        395,930
    Other (Note 6) ................................      567,872        711,699
    Restaurant closure costs (Note 7) .............        -            596,039
  Current portion of long-term obligations
  (Note 5).........................................       70,409         25,305
                                                     -----------    -----------
        Total current liabilities .................    3,874,677      5,969,117
Deferred credit ...................................      358,141        353,482
Other liabilities..................................        -            111,900
Long-term obligations, net of current portion
 (Note 5)..........................................       74,538      1,249,023
Commitments (Note 4) ..............................

Stockholders' equity (Note 9):
  Preferred stock, $.002 par value, none
   outstanding ....................................        -              -
  Common stock, $.002 par value, 3,952,890 and
   4,019,134 shares outstanding at December 31,
   1994 and 1995, respectively ....................        7,906          8,038
  Additional paid-in capital ......................    9,047,594      9,154,420
  Retained earnings ...............................      898,752      1,084,593
                                                     -----------    -----------
                                                       9,954,252     10,247,051
  Treasury stock, at cost, 272,122 and 274,039
   shares at December 31, 1994 and 1995,
   respectively ...................................   (1,328,867)    (1,334,618)
                                                     -----------    -----------
        Total stockholders' equity ................    8,625,385      8,912,433
                                                     -----------    -----------
                                                     $12,932,741    $16,595,955
                                                     -----------    -----------
                                                     -----------    -----------

                     See accompanying notes.

                  EATERIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1993          1994          1995
                                       -----------   -----------   -----------
Revenues:
    Food and beverage sales .........  $26,400,511   $38,869,481   $45,810,664
    Franchise fees and royalties ....      487,867       266,872       307,653
    Other ...........................      369,569       422,756       482,123
                                       -----------   -----------   -----------
        Total revenues ..............   27,257,947    39,559,109    46,600,440
Cost of sales .......................    8,231,095    12,051,825    13,967,757
                                       -----------   -----------   -----------
                                        19,026,852    27,507,284    32,632,683

Operating expenses (Note 6) .........   14,890,715    22,358,999    26,387,127
Pre-opening costs (Note 2) ..........      591,231       568,129       830,000
General and administrative ..........    2,101,194     2,466,743     3,067,610
Provision for restaurant closures
  and other disposals (Note 7).......        -             -           897,000
Depreciation and amortization .......      600,673       927,128     1,336,919
Interest expense ....................       49,593        47,628        41,186
                                       -----------   -----------   -----------
                                        18,233,406    26,368,627    32,559,842
                                       -----------   -----------   -----------
Income before income taxes and
  cumulative effect of change in
  accounting for income taxes .......      793,446     1,138,657        72,841

Provision (benefit) for income
  taxes (Note 8) ....................      293,600       316,400      (113,000)
                                       -----------   -----------   -----------

Income before cumulative effect
  of change in accounting for
  income taxes ......................      499,846       822,257       185,841

Cumulative effect of change in
  accounting for income taxes
  (Note 2) ..........................      202,000          -             -
                                       -----------   -----------   -----------
Net income ..........................  $   701,846   $   822,257   $   185,841
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------

Weighted average common and
  common equivalent shares ..........    3,076,774     3,939,750     3,817,997
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------

Net income per share:
    Income before cumulative
      effect of change in accounting
      for income taxes ..............        $0.16         $0.21         $0.05
    Cumulative effect of change in
      accounting for income taxes
      (Note 2) ......................         0.07           -             -
                                             -----         -----         -----
        Net income per share                 $0.23         $0.21         $0.05
                                             -----         -----         -----
                                             -----         -----         -----


                     See accompanying notes.

                  EATERIES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                 -----------------------------
                                            SHARES                 TREASURY STOCK       ADDITIONAL   RETAINED
                                 -----------------------------  ---------------------    PAID-IN     EARNINGS
                                 AUTHORIZED    ISSUED   AMOUNT   SHARES     AMOUNT       CAPITAL     (DEFICIT)      TOTAL
                                 ----------  ---------  ------  -------   -----------   ----------  -----------   ----------
Balance, December 31, 1992...... 20,000,000  1,925,938  $3,852   13,201   $   (34,417)  $2,061,251  $  (625,351)  $1,405,335

Change in accounting  for
 income taxes (Note 2) .........                                                           120,000                   120,000

Issuance of common stock:
    Public offering (Note 9)....             1,051,250   2,102                           4,608,517                 4,610,619
    Exercise of stock options...               834,831   1,670                             528,850                   530,520
    Acquisition of restaurant...                45,000      90                             149,910                   150,000

Tax benefit from the exercise of
 non-qualified stock options
 (Note 8) ......................                                                         1,378,000                 1,378,000

Treasury stock acquired (Note 9)                                235,817    (1,206,364)                            (1,206,364)

Net income .....................                                                                        701,846      701,846
                                 ----------  ---------  ------  -------   -----------   ----------  -----------   ----------
Balance, December 31, 1993...... 20,000,000  3,857,019   7,714  249,018    (1,240,781)   8,846,528       76,495    7,689,956

Issuance of common stock:
    Exercise of stock options ..                94,191     189                              68,801                    68,990
    Employee bonus .............                 1,680       3                               9,650                     9,653

Tax benefit from the exercise of
 non-qualified stock options
 (Note 8).......................                                                           130,000                   130,000

Treasury stock acquired
 (Note 9).......................                                 23,104       (88,086)                               (88,086)

Other                                                                                       (7,385)                   (7,385)

Net income .....................                                                                        822,257      822,257
                                 ----------  ---------  ------  -------   -----------   ----------  -----------   ----------
Balance, December 31, 1994...... 20,000,000  3,952,890   7,906  272,122    (1,328,867)   9,047,594      898,752    8,625,385

Issuance of common stock:
    Exercise of stock options...                53,833     107                              33,476                    33,583
    Employee stock purchase
    plan........................                12,411      25                              26,350                    26,375

Tax benefit from the exercise of
 non-qualified stock options
 (Note 8).......................                                                            47,000                    47,000

Treasury stock acquired
(Note 9)........................                                  1,917        (5,751)                                (5,751)

Net income......................                                                                        185,841      185,841
                                 ----------  ---------  ------  -------   -----------   ----------  -----------   ----------
Balance, December 31, 1995...... 20,000,000  4,019,134  $8,038  274,039   $(1,334,618)  $9,154,420  $ 1,084,593   $8,912,433
                                 ----------  ---------  ------  -------   -----------   ----------  -----------   ----------
                                 ----------  ---------  ------  -------   -----------   ----------  -----------   ----------

                                          See accompanying notes.

                          EATERIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          1993         1994         1995
                                                       ----------   ----------   ----------
Cash flows from operating activities:
    Net income ....................................... $  701,846   $  822,257   $  185,841
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization ................    600,673      927,128    1,336,919
        (Gain)loss on asset disposals ................       -           9,627     (133,144)
        Common stock bonus ...........................       -           9,653         -
        Provision (benefit) for deferred income taxes.    293,600      316,400     (113,000)
        Cumulative effect of change in accounting
          for income taxes ...........................   (202,000)        -            -
        (Increase) decrease in operating assets:
             Receivables .............................   (135,928)     (46,784)    (209,745)
             Inventories .............................   (235,915)    (256,662)    (268,464)
             Prepaid expenses and deposits ...........     23,480         (317)     (45,213)
        Increase (decrease) in operating liabilities:
             Accounts payable ........................    679,043      296,695    1,285,362
             Accrued liabilities .....................    152,203      401,295    1,171,977
             Deferred credit .........................    (11,818)      77,215       (4,659)
             Other liabilities .......................       -            -         111,900
                                                       ----------   ----------   ----------
       Total adjustments .............................  1,163,338    1,734,250    3,131,933
                                                       ----------   ----------   ----------
       Net cash provided by operating activities .....  1,865,184    2,556,507    3,317,774
                                                       ----------   ----------   ----------

Cash flows from investing activities:
    Capital expenditures ............................. (3,984,280)  (5,453,460)  (7,788,654)
    Landlord finish-out allowances ...................  1,878,571    3,166,297    2,491,931
    Net cash payments for restaurant acquisitions ....   (791,480)        -        (529,083)
    Proceeds from the sale of property and equipment .     95,000        4,548      426,214
    (Purchases) sales of marketable securities ....... (1,000,000)     485,263      514,737
    Collection of notes receivable ...................       -          30,000         -
    Increase in other assets .........................    (21,337)     (67,916)     (24,143)
                                                       ----------   ----------   ----------
    Net cash used in investing activities ............ (3,823,526)  (1,835,268)  (4,908,998)
                                                       ----------   ----------   ----------

Cash flows from financing activities:
    Sale of common stock .............................  4,610,619         -          26,375
    Payments on notes payable to vendor ..............   (587,284)    (694,338)    (434,362)
    Payments on long-term obligations ................    (96,588)    (110,787)     (70,619)
    Net borrowings under revolving credit agreement ..       -            -       1,200,000
    Proceeds from issuance of stock on exercise of
      stock options ..................................    183,020       31,490       27,833
    Payment of withholding tax liabilities related
      to acquisition of treasury stock ...............   (858,864)     (50,586)        -
    Other.............................................       -          (7,385)        -
                                                       ----------   ----------   ----------
        Net cash provided by (used in) financing
          activities .................................  3,250,903     (831,606)     749,227
                                                       ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents..  1,292,561     (110,367)    (841,997)
Cash and cash equivalents at beginning of period .....    661,757    1,954,318    1,843,951
                                                       ----------   ----------   ----------
Cash and cash equivalents at end of period ........... $1,954,318   $1,843,951   $1,001,954
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------

                             See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1995

(1) ORGANIZATION

     Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operation of restaurants through Company-owned and franchise restaurants. The Company's restaurants are located primarily in regional malls in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name "Garfield's Restaurant & Pub" ("Garfield's") and "Pepperoni Grill." An analysis of Company-owned and franchised restaurants for the three years in the period ended December 31, 1995, is as follows:

                                   COMPANY    FRANCHISED    TOTAL
                                    UNITS        UNITS      UNITS
                                   -------    ----------    -----
At December 31, 1992 .............   18           14          32
  Units opened ...................    6            1           7
  Units closed ...................   (1)          (3)         (4)
  Unit sold ......................   (1)           -          (1)
  Purchase of franchise units.....    4           (4)          -
                                    ----         ----        ----
At December 31, 1993 .............   26            8          34
  Units opened ...................    8            -           8
At December 31, 1994 .............   34            8          42
  Units opened ...................    9            1          10
  Units closed ...................   (3)          (1)         (4)
  Purchase of Pepperoni Grill ....    1            -           1
                                    ----         ----        ----
At December 31, 1995                 41            8          49
                                    ----         ----        ----
                                    ----         ----        ----

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Eateries, Inc. and its wholly-owned subsidiary, Pepperoni Grill, Inc. All significant intercompany transactions and balances have been eliminated.

     CASH AND MARKETABLE SECURITIES

     Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased. Marketable securities consist of tax exempt floating rate municipal bonds (with a maturity of 2025) carried at cost, which approximates market value and are held for working capital purposes and classified as available for sale.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of food, beverages and smallwares.

     LANDLORD FINISH-OUT ALLOWANCES

     Amounts received or receivable from landlords for reimbursement of improvements to leased facilities are recorded as a reduction of the costs incurred by the Company for property and equipment. As of December 31, 1995, there was $429,000 of non-current landlord finish-out receivables recorded in the balance sheet, which represents the amount of landlord finish-out receivables in excess of capital expenditures recorded.

     DEPRECIATION AND AMORTIZATION

     Property and equipment (which includes assets under capital leases) and landlord finish-out allowances are stated at cost (or amounts received with respect to landlord finish-out allowances) and are depreciated and amortized over the lesser of the estimated useful lives of the assets or the remaining term of the leases using the straight-line method. Estimated useful lives are as follows:

          Buildings ........................ 15-30 Years
          Furniture and equipment ..........  5-15 Years
          Leasehold improvements ...........  3-15 Years
          Landlord finish-out allowances ...  8-15 Years

     PRE-OPENING COSTS

     The costs related to the opening of restaurant locations are expensed when incurred.

     INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") which supersedes SFAS 96. Among other changes, SFAS 109 relaxes the recognition and measurement criteria for deferred tax assets and alternative minimum tax included in SFAS
96. As a result of adopting SFAS 109 in 1993, the Company recognized a net deferred tax asset of $322,000. As permitted by SFAS 109, prior year financial statements were not restated to reflect the change in accounting method. The cumulative effect, as of January 1, 1993, of adopting SFAS 109, increased net income for the year ended December 31, 1993 by $202,000 ($.07 per share). Additionally, $120,000 of the net deferred tax asset was recorded to additional paid-in capital for the recognition of a tax benefit for the portion of net operating loss carryforwards resulting from the exercise of non-qualified stock options in 1991 and 1992. The adoption of SFAS 109, excluding the cumulative effect upon adoption, decreased net income by $202,600 ($.07 per share) for the year ended December 31, 1993.

     Under SFAS 109, deferred income taxes are provided on the tax effect of presently existing temporary differences, net of existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences principally consist of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial but not tax purposes.

     DEFERRED CREDIT

     Certain of the Company's long-term noncancellable operating leases for restaurant and corporate facilities include scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the net excess of rental expense over cash payments since inception of the leases.

     FRANCHISE ACTIVITIES

     The Company franchises the Garfield's Restaurant & Pub concept to restaurant operators and, at December 31, 1994 and 1995, 8 restaurant units were operating under franchise agreements. The initial franchise fee paid to the Company is recognized as income when substantially all services have been performed by the franchisor to each franchised location, which is typically when the related restaurant is opened. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $35,000 and $50,000, respectively, of initial franchise fees for franchised restaurants during the years ended December 31, 1993 and 1995 (none were recorded in 1994).

     Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During each of the three years ended December 31, 1993, 1994 and 1995, the Company recognized $453,000, $267,000 and $258,000, respectively, of fees from continuing royalties.

     Franchisees are required to remit to the franchisor an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $62,000, $44,000, and $39,000, respectively, during the years ended December 31, 1993, 1994 and 1995, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research, and other items to maintain and further enhance the Garfield's concept.

     Franchisee receivables at December 31, 1994 and 1995 are comprised principally of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 31, 1995.

     CAPITALIZATION OF INTEREST

     Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $72,000 of interest costs during the year ended December 31, 1995 (none in 1993 and 1994). These costs are included in leasehold improvements in the accompanying balance sheet.

     STOCK-BASED COMPENSATION

     In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company will not adopt the new standard but will present the required pro forma footnote disclosures commencing in 1996.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company plans to adopt SFAS 121 in 1996 and does not expect adoption of the statement to have a material effect, if any, on the Company's financial position or results of operations.

     NET INCOME PER COMMON SHARE

     Per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     STATEMENTS OF CASH FLOWS

     Interest of $47,000, $48,000 and $94,000 was paid for each of the three years in the period ended December 31, 1995, respectively.

     For the three years in the period ended December 31, 1995 the Company had the following non-cash investing and financing activities:

                                          YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                        1993        1994        1995
                                    ----------   ---------    --------
Increase (decrease) in current
  receivables for landlord
  finish-out allowances..........   $  411,429   $(271,429)   $493,288
Increase in non-current
  receivables for landlord
  finish-out allowances .........          -           -       429,000
Sales of property and equipment
  in exchange for notes
  receivable ....................       65,851         -           -
Borrowings under capital leases..      123,420         -           -
Borrowings for capital
  expenditures under notes
  payable to vendor .............      643,008     664,030     116,567
Acquisition of treasury stock
  upon exercise of stock
  options (Note 9) ..............      347,500      37,500       5,751
Increase in additional paid-in
  capital as a result of change
  in accounting for income taxes.      120,000         -           -
Increase in additional paid-in
  capital as a result of tax
  benefits from the exercise of
  non-qualified stock options ...    1,378,000     130,000      47,000

     In July 1993, the Company purchased one franchised Garfield's Restaurant operated in Savannah, Georgia from a franchisee. Details of the purchase are as follows:

     Fair value of assets acquired ........... $ 260,000
     Liabilities assumed .....................  (100,528)
     Common stock issued(45,000 common shares)  (150,000)
                                               ---------
     Cash paid ............................... $   9,472
                                               ---------
                                               ---------

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments for purposes of complying with SFAS 107, "Disclosures About Fair Values of Financial Instruments":

          Cash and cash equivalents - The carrying amounts reported in the consolidated balance sheets approximate fair values because of the short maturity of these instruments.

          Long-term obligations - The revolving credit agreement, which represents the material portion of long-term obligations in the accompanying consolidated balance sheets, bears interest at a variable rate, which is adjusted monthly. Therefore, the carrying values for these borrowings approximate their fair values.

(3)  RESTAURANT ACQUISITIONS

     JULY 1993 ACQUISITION

     In July 1993, the Company acquired one franchised Garfield's in Savannah, Georgia. The acquisition was accounted for under the purchase method of accounting (See Note 2). The operating results for this restaurant are included in the Company's results of operations since the date of acquisition. Pro forma results of this restaurant acquisition, assuming it had been made at the beginning of 1993, would not be materially different from the results reported.

     DECEMBER 1993 ACQUISITION

     In December 1993, the Company acquired three Garfield's (the "December 1993 Acquisition") which are located in South Texas and Louisiana from a franchisee (GRP of Texas, Inc.). The results for these restaurants are included in the Company's results of operations since the date of acquisition. The acquisition costs consisted of a cash purchase price of $770,000 and other direct acquisition costs incurred by the Company, which were accounted for under the purchase method of accounting.

     The following unaudited pro forma combined data gives effect to the December 1993 Acquisition as if it had been consummated as of January 1, 1993 (dollar amounts in thousands except per share amounts):

                                    YEAR ENDED
                                   DECEMBER 31,
                                   ------------
                                       1993
                                   ------------
     Revenues                        $31,199
     Income before cumulative
       effect                            514
     Net income                          716
     Net income per share               $.22
     Weighted average shares(000's)    3,240

     The unaudited pro forma combined data is based upon the historical financial statements of the Company and GRP of Texas, Inc., giving effect to the transaction under the purchase method of accounting and adjustments for:
(1) amortization and depreciation of the property and equipment acquired, (2) reductions of general and administrative expenses for known reductions to occur upon consummation of the acquisition, (3) elimination of franchise fees and royalties paid by the franchisee to the Company, (4) the tax effects of the adjustments and pro forma results of the acquisition, and (5) to adjust the weighted average common and common equivalent shares outstanding to give effect to the number of shares whose proceeds from the Company's common stock offering were used to pay the costs of the December 1993 Acquisition.

     The unaudited pro forma combined data has been prepared based on estimates and assumptions deemed by the Company to be appropriate and do not purport to be indicative of the results of operations which would actually have been obtained if the December acquisition had occurred as presented in such data or which may be obtained in the future.

     JANUARY 1995 ACQUISITION

In January 1995, the Company acquired substantially all of the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with rights to use trademarks associated with the restaurant, for a cash purchase price (including transaction expenses) of $529,000. Additionally, the Company assumed real estate and equipment leases for the restaurant. The acquisition has been accounted for under the purchase method. As a result, the Company recorded inventory, equipment and leasehold improvements totalling $199,000, trademarks of $125,000 and goodwill of approximately $205,000. The Company is amortizing the cost of the trademarks and goodwill over 20 years using the straight-line method and asseses the recoverability of such assets based upon the expected future cash flows from operations of the Pepperoni Grill concept. Pro forma results of operations for the year ended December 31, 1994, assuming that the restaurant acquisition had been made at the beginning of 1994, would not be materially different than the results reported.

(4)  REAL ESTATE LEASES

     The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2009. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 31, 1995, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

      1996 .............................  $  2,741,000
      1997 .............................     3,079,000
      1998 .............................     3,013,000
      1999 .............................     3,049,000
      2000 .............................     3,017,000
      Thereafter .......................    12,081,000
                                          ------------
      Total minimum rental commitments..  $ 26,980,000
                                          ------------
                                          ------------

     Total minimum rental commitments includes $4,603,000 related to 5 locations scheduled for opening in 1996.

     The components of rent expense for noncancelable operating leases are summarized as follows:

                                    YEAR ENDED DECEMBER 31,
                              ----------------------------------
                                 1993        1994        1995
                              ----------  ----------  ----------
Minimum rents ............... $1,316,000  $2,013,000  $2,611,000
Percentage rents ............     78,000     123,000     131,000
                              ----------  ----------  ----------
                              $1,394,000  $2,136,000  $2,742,000
                              ----------  ----------  ----------
                              ----------  ----------  ----------

(5)  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     Notes payable to vendor of $330,934 and $13,139 at December 31, 1994 and 1995, respectively, consist of promissory notes for restaurant equipment purchases. Each note is payable in eight equal monthly installments beginning in the month after each restaurant opening and bears interest at a rate from 8.5% to 11.0% (weighted average interest rate on borrowings outstanding at December 31, 1994 and 1995 is 10.1% and 11.0%, respectively). The notes are secured by the related restaurant equipment (with a net book value of approximately $46,000 at December 31, 1995).

Long-term obligations consist of the following at December 31,:

                                            1994        1995
                                          --------   ----------
Mortgage payable to bank, interest
  at 8.25%; payable in monthly
  installments through April 1995;
  secured by a restaurant
  and office building and related
  furniture and fixtures ................ $ 42,067   $     -
Revolving line of credit with a bank,
  interest at the London Interbank
  Offered Rates ("LIBOR") plus 2.75%
  (8.78% at December 31, 1995) ..........     -       1,200,000
Obligations under capital leases(A) .....  102,880       74,328
                                          --------   ----------
                                           144,947    1,274,328
Less current portion ....................  (70,409)     (25,305)
                                          --------   ----------
                                          $ 74,538   $1,249,023
                                          --------   ----------
                                          --------   ----------

(A) At December 31, 1995 the future minimum lease payments for equipment under capital leases are $32,400 for 1996, $32,400 for 1997, and $21,600 for 1998 (amount representing interest is $12,072).

     Maturities of notes payable and long-term obligations at December 31, 1995 are:

                              NOTES       LONG-TERM
                              PAYABLE    OBLIGATIONS
                              -------    -----------
               1996           $13,139     $   25,305
               1997               -           28,045
               1998               -        1,220,978
                              -------     ----------
                              $13,139     $1,274,328
                              -------     ----------
                              -------     ----------

     At December 31, 1994, the Company had a revolving line of credit with a Bank which expired July 15, 1995. The maximum borrowings available under this credit facility were $500,000. Outstanding borrowings beared interest at the New York base rate plus 2% (10.5% at December 31, 1994). The Company was not required to maintain compensating balances or to pay commitment fees on unused balances. No borrowings were outstanding at December 31, 1994. Certain real estate and restaurant equipment, with a net book value of approximately $564,000 at December 31, 1994 was pledged to the Bank as collateral for any borrowings.

     In August 1995, the Company entered into a loan agreement with a bank. The new $3,000,000 debt agreement is a three year unsecured revolving loan facility allowing the Company to borrow at the national prime interest rate or the LIBOR plus 2.75% (the interest rate is reset monthly). The Company is required to pay a non-use fee of 1/2 of 1% per annum on the daily average of the unborrowed amount of the revolving loan facility. At December 31, 1995, the unborrowed amount under the agreement was $1,800,000. The loan agreement contains, among other things, certain financial covenants and restrictions. The more significant financial covenants require the Company maintain or achieve designated amounts of tangible net worth, current ratio and cash flow coverage ratio. The more significant restrictions contained in the loan agreement include amounts for capital expenditures, number of new stores, guaranteed debt obligations of any other corporation or individual, entering into merger, acquisition or significant asset sales agreements and limitation of borrowings for thirty consecutive days during a designated period ("clean-down period"). The clean-down periods and respective borrowing limitation amounts are $600,000 during the periods commencing November 30, 1995 and 1996 and ending January 31, 1996 and 1997 and $2,000,000 during the period commencing November 30, 1997 and ending January 31, 1998.

     During the year ended December 31, 1995, the Company had not met two of the loan agreement's restriction provisions. The Company exceeded the capital expenditure and the amount of borrowings during the clean-down period limitations contained in the agreement. In March, 1996 these violations were waived by the bank.

(6)  RELATED PARTY TRANSACTIONS

     An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $504,000 in 1993, $607,000 in 1994 and $424,000 in 1995. As of December 31, 1994 and 1995, the Company owed the affiliate $2,676 and $4,891, respectively, which is included in accounts payable for services rendered. A director of the Company is a partner in a law firm that provides legal services to the Company. During 1993, 1994 and 1995, the Company incurred $132,000, $107,000 and $127,000 respectively, in legal services with the firm of which $21,000 and $40,000 were payable at December 31, 1994 and 1995, respectively.

     During 1993 and 1994, the Company also acquired common stock from certain officers and directors (see Note 9).

(7)  PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

     All estimated costs which are expected to be incurred in the closures or restaurants are accrued when the decisions are made to close such restaurants. These estimated costs consist primarily of lease termination costs and reductions of the carrying values of property, equipment and leasehold improvements to estimated net realizable value. Operating expenses of the restaurants between the decision and closing time are not included in the provision. When practical and dependent upon results of lease termination negotiations, management plans to utilize equipment and fixtures in planned future restaurant locations, however, costs to prepare such assets for future use are not accrued as part of the provision for restaurant closures.

     During 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of December 31, 1995, the Company has closed two (on July 2, 1995 and September 17, 1995, respectively) of the four restaurants planned for closure. Management anticipates that the remaining restaurant closures, including negotiation and execution of lease termination agreements, will be completed during 1996. These restaurants collectively, accounted for $4,021,000, $4,275,000 and $2,290,000 of revenues and $123,000, $(100,000) and $(303,000) of operating income (losses) for the years ended December 31, 1993, 1994 and 1995, respectively. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability for the Company in future periods.

     As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $251,000 of lease termination costs, litigation settlement costs and other exit costs had been incurred by December 31, 1995.
 The provision is comprised of the following:

     Estimated lease termination costs, litigation
       settlement costs and exit costs                   $427,500
     Write-down of property, equipment and leasehold
       improvements to estimate net realizable value      414,500
                                                         --------
                                                         $842,000
                                                         --------
                                                         --------

     The Company also made a provision of $55,000 for equipment write-downs in the third quarter of 1995 related to the Company's implementation plan for a new point-of-sale system. The new point-of-sale system will be installed in the majority of the Company's restaurants (18 restaurants have the new system as of March 1, 1996) and is expected to be completed during the next eighteen months. This new system will enhance the Company's ability to monitor store level operations. The provision is to write-down the carrying value of the equipment to be disposed of to its net realizable value.

(8)  INCOME TAXES

     The provision (benefit) for income taxes consist of the following (see
Note 2):

                                   YEAR ENDED DECEMBER 31,
                                ----------------------------
                                   1993      1994     1995
                                --------  --------  --------
     Current:
          Federal ............  $    -    $    -    $    -
          State ..............       -         -         -
                                --------  --------  --------
                                     -         -         -
                                --------  --------  --------
     Deferred:
          Federal ............   253,600   264,400  (110,000)
          State ..............    40,000    52,000    (3,000)
                                --------  --------  --------
                                 293,600   316,400  (113,000)
                                --------  --------  --------
     Provision (benefit) for
       income taxes ..........  $293,600  $316,400 $(113,000)
                                --------  --------  --------
                                --------  --------  --------

     The components of deferred tax assets and liabilities consist of the following at December 31,:

                                               1994        1995
                                           ----------   ----------
Deferred tax assets:
  Net operating loss carryforwards........ $1,544,000   $1,702,000
  General business tax credits ...........    163,000      400,000
  Restaurant closures and other disposals.       -         260,000
  Other ..................................     32,900       86,000
                                           ----------   ----------
    Total deferred tax assets ............  1,739,900    2,448,000
  Valuation allowance for deferred
    tax assets ...........................       -            -
                                           ----------   ----------
    Total deferred tax assets,
      net of allowance ...................  1,739,900    2,448,000
                                           ----------   ----------

Deferred tax liabilities:
  Smallwares expensed for tax purposes ...    206,000      272,000
  Tax depreciation in excess of
    financial depreciation ...............    312,000      787,000
  Other ..................................      1,900        9,000
                                           ----------   ----------
    Total deferred tax liabilities .......    519,900    1,068,000
                                           ----------   ----------
  Net deferred tax assets ................ $1,220,000   $1,380,000
                                           ----------   ----------
                                           ----------   ----------

     At December 31, 1995, the Company has recorded a benefit for its deferred tax assets of approximately $2,448,000. Management of the Company believes that approximately $1,068,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the approximately $3,700,000 in future net income in the next three years necessary to realize the deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management of the Company is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

     A reconciliation of theoretical income taxes follows:

                                          YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                        1993       1994       1995
                                      --------   --------  ---------
Expected tax provision at 34% ......  $269,800   $387,100  $  24,800
Permanent differences ..............    10,400      6,200      8,500
State tax provisions, net of
  federal benefit ..................    26,400     34,200      2,200
Tax effect of general business
  tax credits ......................      -      (107,800)  (149,000)
Other, net .........................   (13,000)    (3,300)       500
                                      --------   --------  ---------
Income tax provision (benefit)......  $293,600   $316,400  $(113,000)
                                      --------   --------  ---------
                                      --------   --------  ---------

     The Company estimates that at December 31, 1995, the tax net operating loss carryforward was approximately $4,600,000 (which principally relates to the tax benefit from the exercise of non-qualified stock options, the benefit of which was recognized through paid-in capital) which is available for utilization in various years through 2009.

(9)  STOCKHOLDERS' EQUITY

     The Company has authorized 10,000,000 shares of $.002 par value preferred stock. None of the preferred stock has been issued. The rights, preferences and dividend policy have not been established and are at the discretion of the Company's Board of Directors.

     The Company has authorized 20,000,000 shares of common stock at a par value of $.002 per share. As of November 22, 1993, the Company completed an offering of 950,000 shares of common stock at $5.13 per share. In December 1993, the underwriters exercised its over-allotment option and purchased 101,250 additional common shares at the offering price of $5.13 per share. The total proceeds of the offering, after deducting the underwriting discount and offering costs, were $4,610,000. In conjunction with the offering, the Company issued to the underwriters warrants to purchase 67,500 common shares of the Company. Such warrants are exercisable beginning on November 22, 1994 at an initial exercise price of $5.89 per share. The exercise price escalates each anniversary date with a final exercise price of $6.56 per share on the fourth anniversary of the issuance of the warrants. The warrants expire on November 22, 1998. The exercise price and the number of shares of common stock for which the warrants are exercisable are subject to adjustment upon the occurrence of certain dilutive events.

     In May 1989, the Company's shareholders approved the Eateries, Inc. Omnibus Equity Compensation Plan "the Plan" (which was amended in June 1994 by approval of the shareholders). The Plan consolidated the Company's equity based award programs which are described as follows:

     DIRECTOR OPTION PLAN

     Non qualified stock options granted and outstanding include 324,156 Director options. Under The Plan each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five year period at 20% per year and expire five years from the date vested (last expiring in 2001). As a result of an amendment to The Plan in 1994, any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2001).

     MANAGEMENT OPTIONS

     Non-qualified stock options granted and outstanding include 127,500 management options, which are vested over a five year period at 20% per year and expire five years from the date vested (last expiring in 2004).

     A summary of stock option activity under the plan is as follows:

                                       NUMBER OF   EXERCISE PRICE
                                        SHARES        PER SHARE
                                       ---------   --------------
Outstanding at December 31, 1992       1,229,805    $ .50 -$1.25
Options exercised:
  Director                              (109,831)   $ .625-$1.25
  Management                            (725,000)   $ .50 -$ .625
                                       ---------
Outstanding at December 31, 1993         394,974    $ .50 -$1.25
Granted                                  172,500    $3.375-$6.00
Options exercised:
  Director                               (19,191)   $1.25
  Management                             (75,000)   $ .50 -$ .625
Forfeited                                (22,794)   $1.25
                                       ---------
Outstanding at December 31, 1994         450,489    $ .50 -$6.00
Granted                                  120,000    $2.875-$3.875
Options exercised:
  Director                               (23,333)   $ .625-$1.00
  Management                             (30,500)   $ .50
Forfeited                                (65,000)   $3.375-$5.50
                                       ---------
Outstanding at December 31, 1995
  (of which approximately 284,000
  options are exercisable)               451,656    $ .625-$6.00
                                       ---------
                                       ---------

     As of December 31, 1995, the Plan provides for issuance of options up to 2,516,867 shares and has 1,119,980 shares of common stock reserved for future grant under the Plan.

     RESTRICTED MANAGEMENT OPTIONS

     As of December 31, 1995, there was 120,000 restricted (not granted under the Plan) stock options which primarily vest over a four year period at 25% per year and expire five years from the date vested (last expiring in 2004). A summary of restricted stock option activity is as follows:

                                       NUMBER OF    EXERCISE PRICE
                                         SHARES       PER SHARE
                                       ---------    --------------
     Outstanding at December 31,
       1992, 1993 and 1994                 -              -

     Granted                             120,000    $3.00 -$3.125

     Outstanding at December 31, 1995    120,000    $3.00 -$3.125
                                         -------    -------------
                                         -------    -------------

     EMPLOYEE STOCK PURCHASE PLAN

     In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Stock Purchase Plan enables substantially all employees to subscribe to shares of Common Stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten year term of the plan (30,000 shares reserved for issuance at December 31, 1995 for the offering period ending on December 1, 1996). No shares were issued under the plan during 1994. During 1995, 12,411 shares were issued under the plan.

     STOCK BONUS PLAN

     The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 18,211 shares have been issued under the Plan leaving 181,789 shares available for issuance.

     TREASURY STOCK TRANSACTIONS

     As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 1993, 1994 and 1995, the Company acquired 235,817, 23,104 and 1,917 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options. (Also see Note 8 regarding the tax benefits from the exercise of stock options.)

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE DATA)
                              FIRST    SECOND     THIRD    FOURTH
1995                         QUARTER   QUARTER   QUARTER   QUARTER   ANNUAL
                             -------   -------   -------   -------   -------
Total revenues...............$10,475   $10,682   $11,449   $13,994   $46,600
Gross profit.................  7,261     7,399     8,096     9,877    32,633
Net income...................     25       (45)     (642)      848       186
Net income per share.........   0.01     (0.01)    (0.17)     0.22      0.05

1994

Total revenues...............$ 8,421   $ 9,276   $ 9,945   $11,917   $39,559
Gross profit.................  5,903     6,511     6,866     8,227    27,507
Net income...................     78        27       106       611       822
Net income per share.........   0.02      0.01      0.03      0.16      0.21