Form 10-Q
period 1996-03-31
EATERIES INC
filed 1996-05-15
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended March 31, 1996.

Commission File Number:   0-14968
                         -------------------------------------------------------

                                 EATERIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                      73-1230348
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3240 W. Britton Rd., Ste. 202,
   Oklahoma City, Oklahoma                                  73120
- -------------------------------             ------------------------------------
    (Address of principal                                 (Zip Code)
      executive offices)

                                 (405) 755-3607
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes   [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. - As of May 10, 1996, 3,843,158 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARY
                                   FORM 10-Q
                                     INDEX


                                                                                               Page
                                                                                               ----
Part I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        December 31, 1995 and
        March 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

     Condensed Consolidated Statements of Income
        (unaudited)
        Three months ended March 31, 1995
        and thirteen weeks ended March 31, 1996 . . . . . . . . . . . . . . . . . . . . . .     5

     Condensed Consolidated Statements of Cash Flows
        (unaudited)
        Three months ended March 31, 1995
        and thirteen weeks ended March 31, 1996 . . . . . . . . . . . . . . . . . . . . . .     6

     Notes to Condensed Consolidated Financial
        Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .     8


Part II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .     14

                                     PART I


                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                         EATERIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           December 31,    March 31,
                                              1995           1996
                                           ------------   -----------
                                                          (Unaudited)
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents               $ 1,001,954    $ 1,314,899
     Receivables                             1,353,099      1,663,569
   Deferred income taxes                       389,000        374,000
     Inventories                             1,368,673      1,297,917
   Other                                       179,020        209,128
                                           -----------    -----------
         Total current assets                4,291,746      4,859,513

PROPERTY AND EQUIPMENT                      26,819,081     29,170,570
Less landlord finish-out allowances        (12,409,951)   (13,183,036)
Less accumulated depreciation and
  amortization                              (4,047,414)    (4,476,102)
                                           -----------    -----------
   Net property and equipment               10,361,716     11,511,432

DEFERRED INCOME TAXES                          991,000      1,047,000
LANDLORD FINISH-OUT ALLOWANCES
  RECEIVABLE                                   429,000           -
OTHER ASSETS, net                              522,493        522,720
                                           -----------    -----------
                                           $16,595,955    $17,940,665
                                           ===========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $ 2,967,109    $ 3,823,160
   Accrued liabilities                       2,963,564      2,419,820
     Notes payable to vendor                    13,139           -
   Current portion of long-term
     obligations                                25,305         25,000
                                           -----------    -----------
        Total current liabilities            5,969,117      6,267,980

OTHER NONCURRENT LIABILITIES                   465,382        456,914
LONG-TERM OBLIGATIONS, net of
  current portion                            1,249,023      2,149,328

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Preferred stock, none issued                    -              -
   Common stock                                  8,038          8,232
   Additional paid-in capital                9,154,420      9,270,953
   Retained earnings                         1,084,593      1,121,876
                                           -----------    -----------
                                            10,247,051     10,401,061
   Treasury stock, at cost,
     274,039 shares at December
     31, 1995 and March 31, 1996           (1,334,618)    (1,334,618)
                                           -----------    -----------
   Total stockholders' equity               8,912,433      9,066,443
                                           -----------    -----------
                                           $16,595,955    $17,940,665
                                           ===========    ===========

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                 Three Months      Thirteen Weeks
                                Ended March 31,    Ended March 31,
                                     1995               1996
                                ---------------    ---------------
REVENUES:
  Food and beverage sales         $10,219,533        $12,611,122
  Franchise fees and royalties         55,583             65,138
  Other income                        199,847             95,456
                                  -----------        -----------
                                   10,474,963         12,771,716
                                  -----------        -----------

COSTS AND EXPENSES:
  Cost of sales                     3,213,513          3,840,928
  Operating expenses                6,016,723          7,462,761
  Pre-opening costs                   143,000            120,000
  General and administrative          762,854            833,837
  Depreciation and amortization       295,665            432,939
  Interest expense                      7,805             28,972
                                  -----------        -----------
                                   10,439,560         12,719,437
                                  -----------        -----------

INCOME BEFORE INCOME TAXES             35,403             52,279

PROVISION FOR INCOME TAXES             10,196             15,000
                                  -----------        -----------

NET INCOME                        $    25,207        $    37,279
                                  ===========        ===========

WEIGHTED AVERAGE COMMON AND
         COMMON EQUIVALENT SHARES   3,908,591          3,932,113
                                  ===========        ===========

NET INCOME PER SHARE              $      0.01        $      0.01
                                  ===========        ===========





           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Three Months   Thirteen Weeks
                                              Ended March 31, Ended March 31,
                                                    1995            1996
                                              --------------  ---------------
Cash flows from operating activities:
  Net income                                     $   25,207     $   37,279
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation & amortization                   295,665        432,939
      Gain on sale of assets                        (99,196)          -
      Provision for deferred income taxes            10,416         15,000
      (Increase) decrease in:
          Receivables                              (151,074)      (146,998)
          Inventories                                (2,936)        70,756
          Other                                     (22,529)       (30,108)
      Increase (decrease) in:
          Accounts payable                         (454,957)       856,051
          Accrued liabilities                       (62,649)      (543,744)
          Other noncurrent liabilities              126,851         (8,468)
                                                 ----------     ----------
   Total adjustments                               (360,409)       645,428
                                                 ----------     ----------
     Net cash provided by (used in) operating
       activities                                  (335,202)       682,707
                                                 ----------     ----------

Cash flows from investing activities:
  Capital expenditures                           (1,392,847)    (2,351,485)
  Landlord allowances                               357,500      1,038,613
  Net cash payments for restaurant acquisition     (529,083)          -
  Proceeds from sale of property and equipment      314,717           -
  Sales of marketable securities                    414,244           -
  Additions to other assets                         (43,129)        (4,478)
                                                 ----------     ----------
  Net cash used in investing activities            (878,598)    (1,317,350)
                                                 ----------     ----------

Cash flows from financing activities:
  Increase in bank overdraft                        702,373           -
  Payments on notes payable to vendor              (145,429)       (13,139)
  Net borrowings under revolving
    credit agreement                                   -           900,000
  Payments on long-term obligations                 (48,868)          -
  Proceeds from exercise of stock options            23,332         60,727
                                                 ----------     ----------
  Net cash provided by financing activities         531,408        947,588
                                                 ----------     ----------

Net increase (decrease) in cash & cash
  equivalents                                      (682,392)       312,945
Cash and cash equivalents at beginning of period  1,843,951      1,001,954
                                                 ----------     ----------
Cash and cash equivalents at end of period       $1,161,559     $1,314,899
                                                 ==========     ==========



           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Preparation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company changed its fiscal year-end in the first quarter of 1996 to a 52/53 week year ending on the last Sunday in December. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. The first quarter of 1996 includes 91 days versus 90 days for the first quarter of 1995. Operating results for the thirteen weeks ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Balance Sheet Information

   Receivables are comprised of the following:

                                 December 31,      March 31,
                                     1995            1996
                                 ------------    -------------
   Franchisees                    $   88,448       $   90,986
   Insurance refunds                 283,883          391,409
   Landlord finish-out allowances    748,288          911,760
   Other                             232,480          269,414
                                  ----------       ----------
                                  $1,353,099       $1,663,569
                                  ==========       ==========


   Accrued liabilities are comprised of the following:

                                 December 31,      March 31,
                                     1995             1996
                                 -----------     -------------
   Compensation                   $1,259,896       $1,117,317
   Taxes, other than income          395,930          387,778
   Other                           1,307,738          914,725
                                  ----------       ----------
                                  $2,963,564       $2,419,820
                                  ==========       ==========

Note 3 - Impairment of Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996, and based upon management's review of the Company's long-lived assets, no impairment losses were recorded. (See following Note 4 for discussion of the Company's provision for restaurant closures and other disposals).

Note 4 - Provision for Restaurant Closures and Other Disposals.

During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of May 10, 1996, the Company had closed three of the four restaurants planned for closure. Management anticipates that the remaining restaurant closure and negotiation and execution of lease termination agreements will be completed during the remainder of 1996. As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $329,000 of lease termination costs, litigation settlement costs and other exit costs had been incurred by March 31, 1996. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability for the Company in future periods. In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close underperforming restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         As of March 31, 1996, the Company owned and operated 42 and franchised eight (Garfield's) casual theme, dinnerhouse restaurants. Subsequent to that date, the Company has opened one additional Garfield's. The Company currently has five restaurants (four Garfield's and one Pepperoni Grill) in development. As of the date of this report, the entire system includes 42 (40 Garfield's and two Pepperoni Grills) Company and eight franchise Garfield's restaurants.

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

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                   Three Months         Thirteen Weeks
                                                  Ended March 31,       Ended March 31,
                                                  ---------------       --------------

                                                       1995                   1996
                                                       ----                   ----
Statements of Income Data:
Revenues:
         Restaurant sales..............                97.6%                  98.7%
         Franchise fees and royalties..                 0.5%                   0.5%
         Other income..................                 1.9%                   0.8%
                                                      -----                  -----
                                                      100.0%                 100.0%

Costs and Expenses:
         Costs of sales (1)............                31.5%                  30.5%
         Restaurant operating expenses(1)              58.9%                  59.2%
         Restaurant pre-opening costs                   1.4%                   0.9%
         General and administrative expenses            7.3%                   6.5%
         Depreciation and amortization
             expenses (1)...............                2.9%                   3.4%
         Interest expense...............                0.1%                   0.2%
                                                      -----                  -----

Income before income taxes..............                0.3%                   0.4%

Provision for income taxes..............                0.1%                   0.1%
                                                      -----                  -----

Net income .............................                0.2%                   0.3%
                                                      =====                  =====

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
         Company restaurants............            $10,219                $12,611
         Franchise restaurants..........              1,847                  2,033
                                                    -------                -------
              Total.....................            $12,066                $14,644
                                                    =======                =======
Number of restaurants (at end of period):
         Company restaurants............                 37                     42
         Franchise restaurants..........                  8                      8
                                                    -------                -------
              Total.....................                 45                     50
                                                    =======                =======



(1) AS A PERCENTAGE OF RESTAURANT SALES.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, the Company recorded net income of $37,000 ($0.01 per share) on revenues of $12,772,000. This compares to net income of $25,000 ($0.01 per share) for the quarter ended March 31, 1995 on revenues of $10,475,000.

REVENUES

Company revenues for the quarter ended March 31, 1996 increased 22% over the revenues reported for the same period in 1995. The number of Company restaurants operating at the end of each respective first quarter ended March 31 and the number of operating months during that quarter were as follows:

               Number of      Number of       Average Monthly
  March 31,   Units Open   Operating Months    Sales Per Unit
  ---------   ----------   ----------------   ---------------
   1996           42             124             $101,700
   1995           37             107             $ 95,500

Average monthly sales per unit increased by $6,200 during the first quarter of 1996 versus 1995.

The 6.5% increase in average monthly sales per unit was achieved in spite of the effect of adverse weather conditions experienced by the majority of the Company's restaurants during January and early February. Management believes the increase is attributable to the following items:

         A stronger, more experienced management team in place at the beginning of 1996. (Several key examples follow).

         In November 1995, the Company created and filled the position of Divisional Vice President of Operations/Garfield's. The individual responsible for this position brings 17 years of senior operations' management experience with two nationally recognized restaurant chains. The Divisional Vice President is responsible for improving service and sales of the Garfield's stores as well as recruiting and hiring experienced store management.

         In August, 1995 the Company hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing has over 17 years of marketing experience with a nationally recognized chain of dinnerhouse restaurants. During the fourth quarter of 1995, a detailed marketing plan was developed for 1996, with the primary objectives being to improve same store sales and guest satisfaction. The implementation of the marketing plan began during the first quarter of 1996 and the Company's management believes its new marketing plan strategy positively impacted the Company's same store sales results during the period.

         The Company ran its second regional newspaper print program for Garfield's restaurants (first program was run in November, 1995) in February, 1996. This program was run in the majority of the Company's restaurant markets and was successful in increasing revenues and operating results.

         During the first quarter of 1996, the Company began testing radio and direct mail advertising campaigns in selective restaurant markets. Initial results have been favorable and the Company plans to further utilize these campaigns in additional restaurant markets during the remainder of the year.

         The affects of the previously noted items, along with the local efforts of our restaurant management teams, contributed to the Company's average monthly sales per unit increases.

Franchise fees and continuing royalties increased to $65,000 from $56,000 in the quarter ended March 31, 1996 and 1995, respectively. Other income for the quarter ended March 31, 1996 was $95,000 as compared to the previous year's amount of $200,000. The 1995 first quarter's other income included a $99,000 gain on the sale of a building.

COSTS AND EXPENSES

A comparison of food and beverage and labor costs (excluding payroll taxes and fringe benefits) as a percentage of restaurant sales at Company-owned restaurants:

                                           Quarter Ended
                                             March 31,
                                           1995    1996
                                           ----    ----
               Cost of sales               31.5%   30.5%

               Labor costs                 28.2%   27.9%
                                           -----   -----

               Total                       59.7%   58.4%
                                           =====   =====

The decrease in cost of sales percentages during 1996 versus 1995 primarily reflects the Company's improving purchasing techniques, which has allowed the Company to fix purchase prices for certain high volume food products, and other purchasing efficiencies. Where practical, such techniques will continue to be used in the Company's purchasing methods. Also, the first quarter 1996 cost of sales percentage improved over the previous year's as a result of the addition to the menu of several new entree selections that have a lower percentage of product cost to price than the average menu mix. Labor costs experienced during the first quarter of 1996 modestly improved over the comparable 1995 period and have remained at the levels expected by the Company.

For the quarter ended March 31, 1996, operating expenses as a percentage of revenues increased to 59.2% from 58.9% in the 1995 three month period. This modest increase principally relates to higher employee benefit costs incurred during the first quarter of 1996.

Restaurant pre-opening development costs, which are expensed as incurred, were $120,000 in 1996 (.9% of total revenues) versus $143,000 (1.4% of total revenues) in the 1995 three month period. Two restaurants were developed in the 1996 first quarter while three restaurants were developed in the 1995 period.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the quarters ended March 31, 1996 and 1995, general and administrative costs as a percentage of revenues were 6.5% and 7.3%, respectively. The first quarter 1996 decrease as a percentage of revenues primarily reflects the Company's revenue growth over the previous year's quarter. The higher absolute levels of general and administrative costs from 1995 to 1996 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased during the first quarter of 1996 to $433,000 (3.4% of revenues) compared to $296,000 (2.9% of revenues) in 1995. The increase principally relates to the increase in net assets subject to depreciation and amortization in 1996 versus 1995 because of additional Garfield's and Pepperoni Grill restaurants opened since April 1, 1995, and the remodeling of older restaurants.

INCOME TAXES

The Company's provision for income taxes was $15,000 during the first quarter of 1996 versus $10,196 during 1995. The effective tax rate for the Company during the first quarter of 1996 was 28.7% versus 28.8% during the previous year's quarter.

NET INCOME PER SHARE AMOUNTS

Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,908,591 and
3,932,113 in the quarters ended March 31, 1995 and 1996, respectively.   Under
the treasury stock method of computation, outstanding stock options and warrants represented 213,675 and 124,022 common equivalent shares for the quarters ended March 31, 1995 and 1996, respectively.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and the economic conditions in the Company's market area.

Management believes the Company has historically been able to absorb or pass on increased costs through certain selected menu price increases and increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction costs could increase in the future which could affect the Company's ability to expand. In addition, mandated health care and an increase in the Federal or state minimum wages could significantly increase the Company's costs of doing business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Company's working capital ratio was .78 to 1 compared to
 .72 to 1 at December 31, 1995. The Company's working capital was $(1,408,000) at March 31, 1996 versus $(1,677,000) at December 31, 1995. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the quarter ended March 31, 1996, the Company had net cash provided by operating activities of $683,000 as compared to net cash used by operating activities of $335,000 during the comparable 1995 period.

The Company plans to open six to ten units during 1996 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1996.

In August, 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. This revolver is unsecured, has a three year term and contains customary financial covenants. This new credit facility provides the Company additional borrowing capacity to continue its expansion plans over the next several years.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibit 11.1 - Computation of net income per share.

         (b)     Exhibit 27 - Financial Data Schedule.

         (c) A Form 8-K was filed on March 5, 1996 with the Securities and Exchange Commission regarding a change in the Company's fiscal year. No other reports on Form 8-K were filed during the thirteen weeks ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EATERIES, INC.
                                        Registrant


Date:  May 13, 1996                     By: /s/ AUGUST A. HEHEMANN
                                            ---------------------------
                                            August A. Hehemann
                                            Vice President/Treasurer
                                            Principal Financial and
                                            Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
- ------                                -----------
 11.1                              Computation of net income per share

 27                                Financial Data Schedule