Form 10-Q
period 1996-06-30
EATERIES INC
filed 1996-08-14
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Act of 1934 for the Quarterly Period ended
         June 30, 1996.

Commission File Number:   0-14968
                          ------------------------------------------------------

                                 EATERIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Oklahoma                                 73-1230348
- -----------------------------------------  -------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

       3240 W. Britton Rd., Ste. 202,
       Oklahoma City, Oklahoma                               73120
- ----------------------------------------------  --------------------------------
 (Address of principal executive offices)                  (Zip Code)

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

[X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,843,908 common shares, $.002 par value, were outstanding as of August 9, 1996.

                        EATERIES, INC. AND SUBSIDIARY
                                  FORM 10-Q

                                     INDEX
                                     -----

                                                                         Page
                                                                         ----

Part I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
          December 31, 1995 and
          June 30, 1996 (unaudited) ..................................    4

      Condensed Consolidated Statements of
        Income (unaudited)
          Three months ended June 30, 1995
          and thirteen weeks ended June 30, 1996  ....................    5

          Six months ended June 30, 1995
          and twenty-six weeks ended June 30, 1996  ..................    6

      Condensed Consolidated Statements of
        Cash Flows (unaudited)
          Six months ended June 30, 1995
          and twenty-six weeks ended June 30, 1996  ..................    7

     Notes to Condensed Consolidated Financial Statements
     (unaudited)  ....................................................    8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .................................................   11


Part II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote
          of Security Holders ........................................   19

  Item 6. Exhibits and Reports on Form 8-K ...........................   19

                                     PART I


                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                         EATERIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  December 31,       June 30,
                                                      1995             1996
                                                 ------------      ------------
                    ASSETS                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                   $  1,001,954      $    985,574
     Receivables                                    1,353,099         1,889,025
     Deferred income taxes                            389,000           374,000
     Inventories                                    1,368,673         1,320,629
     Other                                            179,020           216,444
                                                 ------------      ------------
         Total current assets                       4,291,746         4,785,672
                                                 ------------      ------------

PROPERTY AND EQUIPMENT                             26,819,081        30,898,451
Less landlord finish-out allowances               (12,409,951)      (14,113,986)
Less accumulated depreciation and
  amortization                                     (4,047,414)       (4,891,952)
                                                 ------------      ------------
     Net property and equipment                    10,361,716        11,892,513
                                                 ------------      ------------

DEFERRED INCOME TAXES                                 991,000         1,115,000
LANDLORD FINISH-OUT ALLOWANCES
  RECEIVABLE                                          429,000              --
OTHER ASSETS, net                                     522,493           523,193
                                                 ------------      ------------
                                                 $ 16,595,955      $ 18,316,378
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $  2,967,109      $  3,579,995
     Accrued liabilities                            2,963,564         2,301,892
     Notes payable to vendor                           13,139              --
     Current portion of long-term
         obligations                                   25,305            26,764
                                                 ------------      ------------
              Total current liabilities             5,969,117         5,908,651
                                                 ------------      ------------

OTHER NONCURRENT LIABILITIES                          465,382           466,818
                                                 ------------      ------------
LONG-TERM OBLIGATIONS, net of
  current portion                                   1,249,023         3,035,266
                                                 ------------      ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued                        --                --
     Common stock                                       8,038             8,236
     Additional paid-in capital                     9,154,420         9,276,003
     Retained earnings                              1,084,593           956,022
                                                 ------------      ------------
                                                   10,247,051        10,240,261

     Treasury stock, at cost,
       274,039 shares at
       December 31, 1995 and
       June 30, 1996                               (1,334,618)       (1,334,618)
                                                 ------------      ------------
     Total stockholders' equity                     8,912,433         8,905,643
                                                 ------------      ------------
                                                 $ 16,595,955      $ 18,316,378
                                                 ============      ============

            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                Three Months       Thirteen Weeks
                                               Ended June 30,      Ended June 30,
                                                    1995               1996
                                               --------------      --------------
REVENUES:
  Food and beverage sales                       $ 10,459,283       $ 13,267,736
  Franchise fees and royalties                        90,516             68,337
  Other income                                       132,458             89,586
                                                ------------       ------------
                                                  10,682,257         13,425,659
                                                ------------       ------------
COST AND EXPENSES:
  Cost of sales                                    3,282,933          4,076,377
  Operating expenses                               6,161,185          7,988,520
  Pre-opening costs                                  198,000            154,000
  General and administrative                         785,262            962,176
  Depreciation and amortization                      312,374            439,889
  Interest expense                                     5,770             38,550
                                                ------------       ------------
                                                  10,745,524         13,659,512
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                             (63,267)          (233,853)

BENEFIT FOR INCOME TAXES                             (18,196)           (68,000)
                                                ------------       ------------

NET LOSS                                        $    (45,071)      $   (165,853)
                                                ============       ============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                         3,726,684          3,843,404
                                                ============       ============

  NET LOSS PER SHARE                            $      (0.01)      $      (0.04)
                                                ============       ============





            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                 Six Months      Twenty-Six Weeks
                                               Ended June 30,     Ended June 30,
                                                    1995              1996
                                               --------------    ----------------
REVENUES:
  Food and beverage sales                       $ 20,678,816       $ 25,878,858
  Franchise fees and royalties                       146,099            133,475
  Other income                                       332,305            185,042
                                                ------------       ------------
                                                  21,157,220         26,197,375
COSTS AND EXPENSES:
  Cost of sales                                    6,496,446          7,917,305
  Operating expenses                              12,177,908         15,451,281
  Pre-opening costs                                  341,000            274,000
  General and administrative                       1,548,116          1,796,013
  Depreciation and amortization                      608,039            872,828
  Interest expense                                    13,575             67,522
                                                ------------       ------------

                                                  21,185,084         26,378,949
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                             (27,864)          (181,574)

BENEFIT FOR INCOME TAXES                              (8,000)           (53,000)
                                                ------------       ------------

NET LOSS                                        $    (19,864)      $   (128,574)
                                                ============       ============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                         3,817,638          3,887,759
                                                ============       ============

  NET LOSS PER SHARE                            $      (0.01)      $      (0.03)
                                                ============       ============





            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Six Months           Twenty-Six Weeks
                                                    Ended June 30,          Ended June 30,
                                                         1995                    1996
                                                     -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Net loss                                           $   (19,864)            $  (128,574)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
      Depreciation & amortization                        608,039                 872,828
      Gain on sale of assets                            (134,909)                 (3,153)
      Common stock bonus                                    --                     4,366
      Deferred income taxes                               (8,000)                (53,000)
      (Increase) decrease in:
          Receivables                                   (405,819)               (244,454)
          Inventories                                     (3,425)                 48,044
          Other                                         (109,417)                (37,424)
      Increase (decrease) in:
          Accounts payable                              (400,166)                612,886
          Accrued liabilities                            (65,230)               (661,672)
          Other noncurrent liabilities                   213,154                   1,436
                                                     -----------             -----------
   Total adjustments                                    (305,773)                539,857
                                                     -----------             -----------
     Net cash provided by (used in) operating
       activities                                       (325,637)                411,283
                                                     -----------             -----------

Cash flows from investing activities:
  Capital expenditures                                (3,372,953)             (4,129,817)
  Landlord allowances                                  1,120,536               1,841,563
  Net cash payments for restaurant acquisitions         (529,083)                   --
  Proceeds from sale of property and equipment           389,717                  33,816
  Sales of marketable securities                         514,737                    --
  (Increase) decrease in other assets                      3,654                  (9,203)
                                                     -----------             -----------
    Net cash used in investing
      activities                                      (1,873,392)             (2,263,641)
                                                     -----------             -----------

Cash flows from financing activities:
  Payments on notes payable                             (287,895)                (13,139)
  Payments on long-term obligations                      (55,926)                (12,298)
  Net borrowings under revolving credit agreement        300,000               1,800,000
  Increase in bank overdraft                           1,389,973                    --
  Proceeds from sale of common stock                        --                       688
  Proceeds from exercise of stock options                 27,832                  60,727
                                                     -----------             -----------
    Net cash provided by financing activities          1,373,984               1,835,978
                                                     -----------             -----------

Net decrease in cash & cash equivalents                 (825,045)                (16,380)
Cash and cash equivalents at beginning of period       1,843,951               1,001,954
                                                     -----------             -----------
Cash and cash equivalents at end of period           $ 1,018,906             $   985,574
                                                     ===========             ===========




            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company changed its fiscal year-end in the first quarter of 1996 to a 52/53 week year ending on the last Sunday in December. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. The first two quarters of 1996 include 182 days (combined) versus 181 days in the six months ended June 30, 1995. The second quarters of 1995 and 1996, each include 91 days. Operating results for thirteen and twenty-six week periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Balance Sheet Information

  Receivables are comprised of the following:

                                                    December 31,       June 30,
                                                        1995             1996
                                                     ----------       ----------
  Franchisees                                        $   88,448       $   41,805
  Insurance refunds                                     283,883          442,464
  Landlord finish-out allowances                        748,288        1,039,760
  Other                                                 232,480          364,996
                                                     ----------       ----------
                                                     $1,353,099       $1,889,025
                                                     ==========       ==========

  Accrued liabilities are comprised of the following:

                                                  December 31,         June 30,
                                                      1995               1996
                                                   ----------         ----------
  Compensation                                     $1,259,896         $1,203,840
  Taxes, other than income                            395,930            416,937
  Other                                             1,307,738            681,115
                                                   ----------         ----------
                                                   $2,963,564         $2,301,892
                                                   ==========         ==========


Note 3 - Supplemental Cash Flow Information

For the six month periods ended June 30, 1995 and 1996, the Company had the following non-cash investing and financing activities:

                                                     Six Months    Twenty-six Weeks
                                                   Ended June 30,   Ended June 30,
                                                        1995             1996
                                                     ----------       ----------
Net increase (decrease) in
  receivables for landlord
  finish-out allowances .........................    $ 256,000        $(137,528)
Borrowings for capital expendi-
  tures under notes payable to
  vendor ........................................      112,295             --
Increase in additional paid-in
  capital as a result of tax
  benefits from the exercise
  of non-qualified stock
  options .......................................       39,000           56,000

Note 4 - Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996, and based upon management's review of the Company's long-lived assets, no impairment losses were recorded. (See following Note 5 for discussion of the Company's provision for restaurant closures and other disposals).

Note 5 - Provision for Restaurant Closures and Other Disposals.

During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of August 9, 1996, the Company had closed three of the four restaurants planned for closure. Management anticipates that the remaining restaurant closure and negotiation and execution of lease termination agreements will be completed during the remainder of 1996. As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $585,000 of lease termination costs, litigation settlement costs and other exit costs had been incurred by June 30, 1996. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability for the Company in future periods. In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close underperforming restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         As of June 30, 1996, the Company owns and operates 42 casual theme dinnerhouse restaurants (40 Garfield's and two Pepperoni Grills). The Garfield's Division totals 50 restaurants comprised of a combination of the 42 Company and eight franchised locations. These numbers reflect the closing of one Company Garfield's subsequent to the quarter's end. The Company currently has three additional Garfield's under development and scheduled to open in the third and fourth quarter of 1996.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                  1995         1996            1995      1996
                                              --------------------------   ------------------------
Statements of Income Data:
Revenues:
         Restaurant sales................          97.9%        98.8%           97.7%     98.8%
         Franchise fees and royalties....           0.9%         0.5%            0.7%      0.5%
         Other income....................           1.2%         0.7%            1.6%      0.7%
                                               -------------------------   -------------------------
                                                  100.0%       100.0%          100.0%    100.0%
 Costs and Expenses:
         Costs of sales (1)..............          31.4%        30.7%           31.4%     30.6%
         Restaurant operating expenses(1)          58.9%        60.2%           58.9%     59.7%
         Restaurant pre-opening costs               1.9%         1.1%            1.6%      1.0%
         General and administrative
             expenses                               7.4%         7.2%            7.3%      6.9%
         Depreciation and amortization
             expenses (1)................           2.9%         3.3%            2.9%      3.4%
         Interest expense................           0.1%         0.3%            0.1%      0.3%
                                               -------------------------    ------------------------
                                                  100.6%       101.7%          100.1%    100.7%
                                               -------------------------    ------------------------

Loss before income taxes                           (0.6%)       (1.7%)          (0.1%)    (0.7%)
Provision for income taxes...............          (0.2%)       (0.5%)          (0.0%)    (0.2%)
                                               -------------------------   -------------------------

Net loss.................................          (0.4%)       (1.2%)          (0.1%)    (0.5%)
                                               =========================   =========================

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
         Company restaurants.............         $10,459        $13,268      $20,679      $25,879
         Franchise restaurants...........           1,836          2,037        3,683        4,070
                                               -------------------------    -----------------------
         Total...........................         $12,295        $15,305      $24,362      $29,949
                                               =========================    =======================
Number of restaurants (at end of period):
         Company restaurants.............            38               43
         Franchise restaurants...........             8                8
                                               --------------------------
              Total......................            46               51
                                               ==========================

(1) As a percentage of restaurant sales.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, the Company recorded net loss of $(152,000) ($(.04) per share) on revenues of $13,426,000. This compares to net loss of $(45,000) ($(.01) per share) for the quarter ended June 30, 1995 on revenues of $10,682,000. For the six months ended June 30, 1996 and 1995, the Company reported net loss of $(129,000) ($(.03) per share) for 1996 compared to net loss of $(20,000) ($(.01) per share) in 1995.

REVENUES

Company revenues for the three and six months ended June 30, 1996 increased 26% and 24%, respectively, over the revenues reported for the same periods in 1995. The revenue increase relates primarily to increased restaurant sales during the three and six month periods in 1996. The number of Company restaurants operating at the end of each respective period ended June 30 and the number of operating months during each period were as follows:

                Number of       Number of            Average Monthly
  June 30,     Units Open    Operating Months         Sales Per Unit
  --------     ----------    ----------------    -------------------------
                              Three      Six     Three months  Six months
                              -----      ---     ------------  ----------
    1996          43           127       251       $104,500    $103,100
    1995          38           114       221       $ 91,700    $ 93,600

Average monthly sales per unit increased by $12,800 and $9,500, respectively, for the three and six months ended June 30, 1996 versus the previous year's results. These increases are notable in that they are reversing a sales decline the company was experiencing through 1995. Management believes the increases are attributable to the following items:

         A stronger, more experienced management team in place at the beginning of 1996. (Several key examples follow).

         In November, 1995, the Company created and filled the position of Divisional Vice President of Operations/Garfield's. The individual responsible for this position brings 17 years of senior operations' management experience with two nationally recognized restaurant chains. The Divisional Vice President is responsible for improving service and sales of the Garfield's stores as well as recruiting and hiring experienced store management.

         In August, 1995 the Company hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing has over 17 years of marketing experience with a nationally recognized chain of dinnerhouse restaurants. During the fourth quarter of 1995, a detailed marketing plan was developed for 1996, with the primary objectives being to improve same store sales and guest satisfaction. The implementation of the marketing plan began during the first quarter of 1996 positively impacted the Company's same store sales results during the first six months of 1996.

         Following the November, 1995 successful introduction of regional newspaper advertising, the Company ran its second regional newspaper print program for Garfield's restaurants in February, 1996. A third regional program continued to drive sales during May and June, 1996. These programs were used in the majority of the Company's restaurant markets and have all been successful in increasing revenues and customer visits.

         During the first six months of 1996, the Company began testing radio and direct mail advertising campaigns in selective restaurant markets. Initial results have been favorable and the Company plans to further utilize these campaigns in additional restaurant markets during the remainder of the year.

         While these marketing programs resulted in increased short-term costs, management believes their effects, along with the local efforts of our restaurant management, contributed to the Company's significant average monthly sales per unit increases. (The Company experienced a 10% increase in average unit volumes during the first six months of 1996 versus the comparable 1995 period). Management believes it will continue to experience improving sales trends for the balance of the year with lower marketing and promotional costs.

Initial franchise fees and continuing royalties were $133,000 and $146,000 in the six months ended June 30, 1996 and 1995, respectively. During the second quarter of 1995, one franchise restaurant closed and a new one opened. At June 30, 1996 and 1995, there were eight franchise restaurants in service.

Other income for the six months ended June 30, 1996 was $185,000 as compared to the previous year's amount of $332,000. The 1995 six month period's other income included a $135,000 gain on the sale of a building and related equipment.

COSTS AND EXPENSES

A comparison of food, beverage and labor costs (excluding payroll taxes and fringe benefits) as a percentage of restaurant sales at Company-owned restaurants is as follows for the periods ended June 30:

                                Three months     Six  months
                                ------------     -----------
                                1995    1996     1995   1996
                                ----    ----     ----   ----
       Cost of sales            31.4%   30.7%    31.4%  30.6%

       Labor costs              29.1%   29.2%    28.7%  28.5%
                                -----   -----    -----  -----

          Total                 60.5%   59.9%    60.1%  59.1%
                                =====   =====    =====  =====

The decrease in cost of sales percentages during the three and six months ended June 30, 1996 versus the 1995 comparable periods primarily reflects the Company's improving purchasing techniques, which has allowed the Company to fix purchase prices for certain high volume food products, and other purchasing efficiencies. Where practical, such techniques will continue to be used in the Company's purchasing methods. Also, 1996 cost of sales percentages improved over the previous year's as a result of the addition to the menu of several new entree selections that have a lower percentage of product cost to price than the average menu mix. Labor costs experienced during the first six months of 1996 modestly improved over the comparable 1995 period.

For the three months ended June 30, 1996, restaurant operating expenses as a percentage of revenues increased to 60.2% from 58.9% in the 1995 period. A similar increase was experienced during the six months ended June 30, 1996, during which operating expenses were 59.7%, as compared to the 1995 period level of 58.9%. Both 1996 period increases in operating expenses as a percent to sales are attributable to higher advertising and promotional expenses partially offset by lower occupancy costs. The Company has incurred higher promotional costs during the first half of 1996 (through its regional newspaper and direct mail advertising programs) to increase revenues and build its customer base. In the short-term this strategy has negatively impacted the Company's operating results, but management believes in the long-term it will increase its customer base and future revenues.

Restaurant pre-opening costs, which are expensed as incurred, were $154,000 and $198,000 for the quarters ended June 30, 1996 and 1995, respectively, and $274,000 and $341,000 for the six month periods ended June 30, 1996 and 1995, respectively. Three restaurants were developed in the first six months of 1996 while four restaurants were developed in the 1995 period. The Company plans to open three additional restaurants during the second half of 1996 (for a total of six new restaurants for 1996).

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the three and six months ended June 30, 1996 and 1995, general and administrative costs as a percentage of revenues decreased to 7.2% and 6.9%, respectively, from 7.4% and 7.3%, respectively. The first half 1996 decrease as a percentage of revenues reflects the Company's revenue growth over the previous year. The higher absolute levels of general and administrative costs from 1996 to 1995 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased for the first half of 1996 to $873,000 compared to $608,000 in 1995. The increase principally relates to the increase in net assets subject to depreciation and amortization in 1996 versus 1995 because of additional Garfield's and Pepperoni Grill Restaurants opened since July 1, 1995 and the remodeling of existing restaurants.

INCOME TAXES

The Company's income tax benefit was $(53,000) during the first six months of 1996 versus an income tax benefit of $(8,000) for the 1995 comparable period. The effective tax rates for the periods ended June 30, are as follows:

                                   Three Months     Six Months
                                   ------------     ------------
                                   1995   1996      1995    1996
                                   ----   ----      ----    ----

     Effective income tax rates    28.8%  29.1%     28.7%   29.2%

NET INCOME PER SHARE AMOUNTS

Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,726,684 and 3,843,404 in the three months ended June 30, 1995 and 1996, respectively, and 3,817,638 and 3,887,759 in the six months ended June 30, 1995 and 1996, respectively. Under the treasury stock method of computation, there were no dilutive common equivalent shares for the quarters ended June 30, 1995 and 1996, as the Company incurred net losses for those periods.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and economic conditions in the Company's market area.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect the Company's ability to expand. In addition, mandated health care could significantly increase the Company's costs of doing business.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's working capital ratio was .81 to 1 compared to
 .72 to 1 at December 31, 1995. The Company's working capital was $(1,123,000) at June 30, 1996 versus $(1,677,000) at December 31, 1995. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion principally from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the six months ended June 30, 1996, the Company had net cash provided by operating activities of $411,000 as compared to net cash used by operating activities of $326,000 during the comparable 1995 period.

The Company plans to open six units during 1996 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1996.

In August, 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. This revolver is unsecured, has a three year term and contains customary financial covenants. This credit facility provides the Company additional borrowing capacity to continue its expansion plans over the next several years.

In July, 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999.

                                    PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

             (a) The Company's Annual Meeting was held on June 26, 1996.

             (b) Proxies were solicited by the Company's management pursuant to
                 Regulation 14 under the Securities Exchange Act of 1934.
                 There was no solicitation in opposition, and all of management's nominees were elected pursuant to the vote of the stockholders as follows:

                 Nominee                  For            Against
                 -------                  ---            -------
                 James M. Burke        3,099,222          26,183
                 Philip Friedman       3,099,222          26,183
                 Thomas F. Golden      3,099,222          26,183
                 Edward D. Orza        3,099,122          26,283
                 Patricia L. Orza      3,098,422          26,983
                 Vincent F. Orza, Jr.  3,099,222          26,183

            (c) The total number of shares of the Company's common stock, $.002 par value, outstanding at April 29, 1996, the record date for the Annual Meeting, was 3,843,158.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibit 11.1 - Computation of net income per share.
                 Exhibit 27   - Financial Data Schedule.

            (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date:  August 9, 1996                By: /s/ AUGUST A. HEHEMANN
                                         ------------------------------------
                                         August A. Hehemann
                                         Vice President/Treasurer
                                         Principal Financial and
                                         Accounting Officer

                               Index to Exhibits

Exhibit
Number                             Description
- ------                             -----------
  11.1           Statement RE computation of Net Income per share

  27             Financial Data Schedule