Form 10-Q
period 1996-09-29
EATERIES INC
filed 1996-11-13
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended September 29, 1996.

Commission File Number:   0-14968
                       --------------------------------------------------------

                               EATERIES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Oklahoma                           73-1230348
--------------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

     3240 W. Britton Rd., Ste. 202,
     Oklahoma City, Oklahoma                   73120
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

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

[X]Yes [ ]No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,844,558 common shares, $.002 par value, were outstanding as of November 8, 1996.

                       EATERIES, INC. AND SUBSIDIARIES
                                  FORM 10-Q

                                    INDEX


                                                                  Page
                                                                  ----

Part I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              December 31, 1995 and
              September 29, 1996 (unaudited) . . . . . . . . . . .  4

         Condensed Consolidated Statements of
            Income (unaudited)
              Three months ended September 30, 1995
              and September 29, 1996 . . . . . . . . . . . . . . .  5

              Nine months ended September 30, 1995
              and September 29, 1996 . . . . . . . . . . . . . . .  6

         Condensed Consolidated Statements of
            Cash Flows (unaudited)
              Nine months ended September 30, 1995
              and September 29, 1996 . . . . . . . . . . . . . . .  7

         Notes to Condensed Consolidated Financial
            Statements (unaudited) . . . . . . . . . . . . . . . .  8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . 11


Part II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 19

                                    PART I


                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EATERIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                      December 31,   September 29,
                                         1995           1996
                   ASSETS                    (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents       $ 1,001,954    $ 1,455,765
     Receivables                       1,353,099      1,645,599
     Deferred income taxes               389,000        329,000
     Inventories                       1,368,673      1,288,514
     Other                               179,020        220,104
                                     -----------    -----------
     Total current assets              4,291,746      4,938,982
                                     -----------    -----------

PROPERTY AND EQUIPMENT                26,819,081     32,851,065
Less landlord finish-out allowances  (12,409,951)   (14,442,487)
Less accumulated depreciation and
     amortization                     (4,047,414)    (5,356,879)
                                     -----------    -----------
     Net property and equipment       10,361,716     13,051,699
                                     -----------    -----------

DEFERRED INCOME TAXES                    991,000      1,115,000
LANDLORD FINISH-OUT ALLOWANCES
     RECEIVABLE                          429,000          -
OTHER ASSETS, net                        522,493        522,121
                                     -----------    -----------
                                     $16,595,955    $19,627,802
                                     ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                $ 2,967,109    $ 4,482,297
     Accrued liabilities               2,963,564      2,487,949
     Notes payable to vendor              13,139          -
     Current portion of long-term
     obligations                          25,305         27,525
                                     -----------    -----------
     Total current liabilities         5,969,117      6,997,771
                                     -----------    -----------

OTHER NONCURRENT LIABILITIES             465,382        483,285
                                     -----------    -----------
LONG-TERM OBLIGATIONS, net of
     current portion                   1,249,023      3,128,093
                                     -----------    -----------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued          -              -
     Common stock                          8,038          8,237
     Additional paid-in capital        9,154,420      9,279,658
     Retained earnings                 1,084,593      1,065,376
                                     -----------    -----------
                                      10,247,051     10,353,271
     Treasury stock, at cost,
     274,039 shares at December 31,
     1995 and September 29, 1996      (1,334,618)    (1,334,618)
                                     -----------    -----------
     Total stockholders' equity        8,912,433      9,018,653
                                     -----------    -----------
                                     $16,595,955    $19,627,802
                                     ===========    ===========

           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                     Three Months Ended     Thirteen Weeks
                                       September 30,      Ended September 29,
                                            1995               1996
                                     ------------------   -------------------
REVENUES:
  Food and beverage sales               $11,291,783          $13,851,215
  Franchise fees and royalties               71,796               64,058
  Other income                               85,837               83,572
                                        -----------          -----------
                                         11,449,416           13,998,845
                                        -----------          -----------
COSTS AND EXPENSES:
  Cost of sales                           3,353,520            4,226,479

  Operating expenses                      6,749,060            7,986,366
  Pre-opening costs                         223,000              230,000
  General and administrative                778,478              869,832
  Provision for restaurant
    closures and other disposals            897,000                -
  Depreciation and amortization             347,879              480,772
  Interest expense                            2,962               51,042
                                        -----------          -----------
                                         12,351,899           13,844,491
                                        -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES          (902,483)             154,354

PROVISION (BENEFIT) FOR INCOME
     TAXES                                 (260,000)              45,000
                                        -----------          -----------


NET INCOME (LOSS)                       $  (642,483)         $   109,354
                                        ===========          ===========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES             3,732,684            4,086,807
                                        ===========          ===========


NET INCOME (LOSS) PER SHARE             $     (0.17)         $      0.03
                                        ===========          ===========















           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                  Nine Months Ended    Thirty-nine Weeks
                                    September 30,     Ended September 29,
                                        1995                 1996
                                  -----------------   -------------------

REVENUES:
     Food and beverage sales         $31,970,599        $39,730,073
     Franchise fees and royalties        217,895            197,533
     Other income                        418,142            268,614
                                     -----------        -----------
                                      32,606,636         40,196,220
                                     -----------        -----------
COSTS AND EXPENSES:
     Cost of sales                     9,849,966         12,143,784
     Operating expenses               19,085,968         23,437,647
     Pre-opening costs                   564,000            504,000
     General and administrative        2,167,594          2,665,845
     Provision for restaurant
     closures and other disposals        897,000              -
     Depreciation and amortization       955,918          1,353,600
     Interest expense                     16,537            118,564
                                     -----------        -----------
                                      33,536,983         40,223,440
                                     -----------        -----------

LOSS BEFORE INCOME TAXES                (930,347)           (27,220)

BENEFIT FOR INCOME
     TAXES                              (268,000)            (8,000)
                                     -----------        -----------

NET LOSS                             $  (662,347)       $   (19,220)
                                     ===========        ===========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES          3,789,320          3,954,108
                                     ===========        ===========

NET LOSS PER SHARE                   $     (0.17)       $     (0.00)

                                     ===========        ===========
















           See notes to condensed consolidated financial statements.

                       EATERIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                    Nine Months       Thirty-nine Weeks
                                                                Ended September 30,  Ended September 29,
                                                                      1995                 1996
                                                                ------------------  --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Net loss                                                            $ (662,347)            $  (19,220)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
      Depreciation & amortization                                        955,918              1,353,600
      Asset write-downs included in provision
        for restaurant closures and other
        disposals                                                        469,500                  -
      Gain on sale of assets                                            (134,245)                (3,271)
      Common stock bonuses                                                  -                     7,741
      Deferred income taxes                                             (268,000)                (8,000)
      (Increase) decrease in:
           Receivables                                                  (285,530)              (432,038)
           Inventories                                                   (14,071)                80,159
           Other                                                         (84,174)               (41,084)
      Increase (decrease) in:
          Accounts payable                                              (431,588)             1,515,188
          Accrued liabilities                                             87,373               (475,615)
          Other noncurrent liabilities                                   251,645                 17,903
                                                                      ----------             ----------
            Total adjustments                                            546,828              2,014,583
                                                                      ----------             ----------
  Net cash provided by (used in) operating
    activities                                                          (115,519)             1,995,363
                                                                      ----------             ----------

Cash flows from investing activities:
  Capital expenditures                                                (5,987,320)            (6,096,471)
  Landlord allowances                                                  1,501,160              2,601,074
  Net cash payments for restaurant acquisitions                         (529,083)                 -
  Proceeds from sale of property and equipment                           413,855                 36,379
  Sales of marketable securities                                         514,737                  -
  Increase in other assets                                               (31,609)               (12,381)
                                                                      ----------             ----------
   Net cash used in investing activities                              (4,118,260)            (3,471,399)
                                                                      ----------             ----------

Cash flows from financing activities:
  Payments on notes payable to vendor                                   (380,395)               (13,139)
  Net borrowings under revolving credit
  agreements                                                           1,675,000              1,900,000
  Payments on long-term obligations                                      (63,009)               (18,710)
  Increase in bank overdraft                                           1,769,686                  -
  Proceeds from exercise of stock options                                 27,832                 60,727
  Proceeds from sale of common stock                                       -                        969
                                                                      ----------             ----------
   Net cash provided by financing
    activities                                                         3,029,114              1,929,847
                                                                      ----------             ----------

Net decrease in cash & cash equivalents                               (1,204,665)               453,811
Cash and cash equivalents at beginning of period                       1,843,951              1,001,954
                                                                      ----------             ----------
Cash and cash equivalents at end of period                            $  639,286             $1,455,765
                                                                      ==========             ==========

          See notes to condensed consolidated financial statements.

                       EATERIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note 1 - Basis of Preparation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and foot-notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company changed its fiscal year-end in the first quarter of 1996 to a 52/53 week year ending on the last Sunday in December. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. The first three quarters of 1995 and 1996, both include 273 days (combined). The third quarter of 1996 includes 91 days versus 92 days in the third quarter of 1995. Operating results for thirteen and thirty-nine week periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Balance Sheet Information

     Receivables are comprised of the following:

                                           December 31,     September 29,
                                              1995              1996
                                           -----------       ----------
     Franchisees                           $   88,448        $   46,584
     Insurance refunds                        283,883           503,464
     Landlord finish-out allowances           748,288           608,750
     Other                                    232,480           486,801
                                           ----------        -----------
                                           $1,353,099        $1,645,599
                                           ----------        -----------

     Accrued liabilities are comprised of the following:

                                           December 31,     September 29,
                                              1995             1996
                                           ----------        -----------

     Compensation                          $1,259,896       $1,256,160
     Taxes, other than income                 395,930          425,285
     Other                                  1,307,738          806,504
                                           ----------        -----------
                                           $2,963,564       $2,487,949
                                           ----------        -----------

Note 3 - Supplemental Cash Flow Information

For the nine months ended September 30, 1995 and the thirty-nine weeks ended September 29, 1996, the Company had the following non-cash investing and financing activities:


                                            Nine Months Ended    Thirty-Nine Weeks
                                               September 30,    Ended September 29,
                                                   1995                 1996
                                            -----------------   -------------------
Net increase (decrease) in receivables
     for landlord finish-out allowances         $1,081,311          $(568,538)
Borrowings for capital expenditures
     under notes payable to vendor                 112,295              -
Acquisition of treasury stock
     upon exercise of stock options                  5,751              -
Increase in additional paid-in capital
     as a result of tax benefits from the
     exercise of non-qualified stock options.       47,325             56,000

Note 4 - Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to tbe Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996, and based upon management's review of the Company's long-lived assets, no impairment losses were recorded. (See following Note 5 for discussion of the Company's provision for restaurant closures and other disposals).

Note 5 - Provision For Restaurant Closures and Other Disposals

During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of November 8, 1996, the Company had closed three of the four restaurants planned for closure. Management anticipates that the remaining restaurant closures and negotiation and execution of lease termination agreements will be completed during the remainder of 1996. As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995, of which approximately $605,000 of lease termination costs, litigation settlement costs and other exit costs had been incurred by
September 29, 1996.   Management  expects  the effect  of closing
these underperforming stores to result in improved margins and increased profitability for the Company in future periods. In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close underperforming restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.




Introduction

As of September 29, 1996 the Company owned, operated and franchised 52 (44 Company and eight franchised) casual theme, dinnerhouse restaurants. Subsequent to that date, the Company has opened one new restaurant. The Company currently has two restaurants under development. As of the date of this report, the entire system includes 45 Company and eight franchise restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:



                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     1995         1996       1995        1996
                                                   --------------------     ------------------
Statements of Income Data:
Revenues:
     Restaurant sales......................           98.6%        98.9%      98.0%       98.8%
     Franchise fees and royalties..........            0.5%         0.5%      0.7%         0.5%
     Other income..........................             .7%         0.6%      1.3%         0.7%
                                                   --------------------     ------------------
                                                     100.0%       100.0%    100.0%       100.0%

Costs and Expenses:
     Cost of sales (1).....................           29.7%        30.5%     30.8%        30.6%
     Restaurant operating expenses(1) .....           59.8%        57.7%     59.7%        59.0%
     Restaurant pre-opening costs(1).......            2.0%         1.7%      1.8%         1.3%
     General and administrative expenses ..            6.8%         6.2%      6.6%         6.6%
     Provision for restaurant
     closures and other disposals...........           7.8%          -        2.8%          -
     Depreciation and amortization
     expenses (1)...........................           3.1%         3.5%      3.0%         3.4%
     Interest expense.......................            -           0.4%      0.1%         0.3%
                                                   --------------------     ------------------
                                                     107.9%        98.9%    102.9%       100.1%
                                                   --------------------     ------------------

Income (loss) before income taxes...........          (7.9%)        1.1%     (2.9%)       (0.1%)
Provision (benefit) for income taxes........          (2.3%)        0.3%     (0.8%)       (0.0%)
                                                   --------------------     ------------------
Net income (loss)...........................          (5.6%)        0.8%     (2.0%)       (0.0%)
                                                   ====================     ==================

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants................           $11,292      $13,851     $31,971     $39,730
     Franchise restaurants..............             2,003        2,085       5,686       6,155
                                                   --------------------     ------------------
     Total..............................           $13,295      $15,936     $37,657     $45,855
                                                   ===================      ==================
Number of restaurants (at end of period):
     Company restaurants................                38           44
     Franchise restaurants..............                 8            8
                                                   --------------------     ------------------
     Total..............................                46           52
                                                   ===================      ==================



(1) As a percentage of restaurant sales.
----------------------

RESULTS OF OPERATIONS

For the three months ended September 29, 1996, the Company recorded net income of $109,000 ($.03 per share) on revenues of $13,999,000. This compares to net loss of $(642,000) ($(.17) per share) for the three months ended September 30, 1995 on revenues of $11,449,000. For the nine months ended September 29, 1996 and September 30, 1995, the Company reported net loss of $(19,000) $(.00) per share) for 1996 compared to net loss of $(622,000) ($.17 per share) in 1995. During the third quarter of 1995, the Company recorded a pre-tax charge of $897,000 to establish a provision for restaurant closures and other disposals. The effect of this provision on the reported net loss and per share data for the three months and nine months ended September 30, 1995 was $(639,000) or $(.17) per share.

REVENUES

Company revenues for the three and nine months ended September 29, 1995 increased 22% and 23%, respectively, over the revenues reported for the same periods in 1995. The revenue increase relates primarily to increased restaurant sales during the three and nine month periods in 1996. The number of Company restaurants operating at the end of each respective three and nine month periods and the number of operating months during each period were as follows:


                                  Number of              Average Monthly
                                Operating Months           Sales Per Unit
                 Number of      ----------------           --------------
 September 30,  Units Open  Three Months  Nine Months  Three Months  Nine Months
 -------------  ----------  ------------  -----------  ------------  -----------
     1996           44          128          378         $108,200     $105,100
     1995           38          113          334         $ 99,900     $ 95,700




Average monthly sales per unit increased by $8,300 and $9,400, respectively, for the three and nine months ended September 29, 1996 versus the previous year's results. These increases are attributable to the following items:

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

      In August, 1995 the Company hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing has over 17 years of marketing experience with a nationally recognized chain of dinnerhouse restaurants. During the fourth quarter of 1995, a detailed marketing plan was developed for 1996, with the primary objectives being to improve same store sales and guest satisfaction. The implementation of the marketing plan began during the first quarter of 1996 positively impacted the Company's same store sales results during the first nine months of 1996.

      Following the November, 1995 successful introduction of regional newspaper advertising, the Company ran its second regional newspaper print program for Garfield's restaurants in February, 1996. A third regional program continued to drive sales during May and June, 1996. A fourth regional program continued to yield the results of the first three programs during the third quarter of 1996. These programs were used in the majority of the Company's restaurant markets and have all been successful in increasing revenues and customer visits.

      During the first nine months of 1996, the Company began testing radio and direct mail advertising campaigns in selective restaurant markets. Initial results have been favorable and the Company plans to further utilize these campaigns in additional restaurant markets during the remainder of the year and into 1997.

      While these marketing programs resulted in increased short-term costs, management believes their effects, along with the local efforts of our restaurant management, contributed to the Company's significant average monthly sales per unit increases. (The Company experienced a 10% increase in average unit volumes during the first nine months of 1996 versus the comparable 1995 period). Management expects it will continue to experience improving sales trends for the balance of the year with higher marketing and promotion costs, of which management believes the long-term benefits outweigh the short-term costs.

      Franchise fees and continuing royalties decreased to $198,000 from $218,000 in the nine months ended September 29, 1996 versus the previous year. At September 29, 1996 and September 30, 1995, there were eight franchise restaurants in service.

COSTS AND EXPENSES

A comparison of food and beverage and labor costs (excluding payroll taxes and fringe benefits) as a percentage of restaurant sales at Company-owned restaurants is as follows for the three and nine month periods:


                               Three months     Nine months
                               ------------     -----------
                               1995    1996     1995   1996
                               ----    ----     ----   ----
     Cost of sales            29.7%   30.5%    30.8%  30.6%
     Labor costs              28.2%   27.2%    28.4%  28.1%

     Combined Total           57.9%   57.9%    59.2%  58.7%


The decrease in cost of sales percentages during the nine month period in 1996 reflects the Company's improving purchasing techniques, which has allowed the Company to fix purchase prices for certain high volume food products, and other purchasing efficiencies. Where practical, such techniques will continue to be used in the Company's purchasing methods. The third quarter 1995 cost of sales percentage of 29.7% was favorably impacted by several product rebates which lowered overall cost of sales percent. The third quarter 1996 cost of sales percentage of 30.5% is in line with 1996 to date product costs. Labor costs experienced during the first nine months of 1996 have improved over comparable 1995 levels as a result of better store level monitoring of labor needs and enhanced scheduling techniques.

Due to the increase in minimum wage laws, the Company is facing increasing labor costs. Likewise, meat, chicken and dairy prices are increasing nationally. While the Company has been able to absorb most of these increases to date, management expects both food and labor to continue to increase which could negatively impact earnings.

For the three months ended September 29, 1996, restaurant operating expenses as a percentage of restaurant sales decreased to 57.7% from 59.8% in the 1995 three month period. A decrease was experienced during the nine months ended September 29, 1996, during which operating expenses were 59.0%, as compared to the 1995 period level of 59.7%. Both 1996 period decreases in operating expenses as a percent to sales are attributable to lower occupancy costs partially offset by higher advertising and promotional expenses.

Restaurant pre-opening costs, which are expensed as incurred, were $230,000 and $223,000 for the three months ended 1996 and 1995, respectively, and $504,000 and $564,000 for the nine month periods ended 1996 and 1995, respectively.
Five restaurants were developed in the first nine months of 1996 while seven restaurants were developed in the 1995 period. There was no pre-opening costs associated with the Company's purchase of the Pepperoni Grill restaurant in January, 1995. The Company plans to open three additional restaurants (for a total of ten) in 1996.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the three and nine month periods ended during 1996 and 1995, general and administrative costs as a percentage of revenues were 6.2% and 6.6%, respectively, and 6.8% and 6.6%, respectively. The higher absolute levels of general and administrative costs in 1996 as compared to 1995 amounts are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.


PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

During the third quarter of 1995, the Company approved and began the implementation of a plan to close certain underperforming restaurants. As of September 29, 1996 the Company has closed three of the four restaurants planned for closure.

As a result of the completed and planned restaurant closures, the Company recorded a pre-tax charge of $842,000 in the third quarter of 1995. The provision was comprised of the following:

     Estimated lease termination and exit costs           $427,500
     Write-down of property, equipment, and leasehold
         improvements to estimated net realizable value    414,500
                                                          --------

                                                          $842,000
                                                          ========

The Company also made a provision of $55,000 for equipment write-downs in the third quarter of 1995 related to the Company's implementation plan for a new point-of-sale system.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased for the first nine months of 1996 to $1,354,000 (3.4% of restaurant sales) compared to $956,000 (3.0% of restaurant sales) in 1995. The cost increase relates principally to the increase in net assets subject to depreciation and amortization in 1996 versus 1995 because of additional restaurants opened since October, 1995, and the remodeling of existing restaurants.

INCOME TAXES

The Company's tax benefit for income taxes was $(8,000) during the first nine months of 1996 versus a tax benefit for income taxes of $(268,000) for the 1995 comparable period. The effective tax rates for the periods are as follows:

                                   Three Months     Nine Months
                                   ------------    -------------
                                   1995    1996    1995     1996
                                   ----    ----    ----     ----

     Effective income tax rates    28.8%   29.2%   28.8%    29.4%

NET INCOME (LOSS) PER SHARE AMOUNTS

Net income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,732,684 and 4,086,807 in the three months ended September 30, 1995 and September 29, 1996, respectively, and 3,789,320 and 3,954,108 in the nine months ended September 30, 1995 and September 29, 1996, respectively. There were no dilutive common equivalent shares for the quarter ended September 30, 1995 as the Company incurred a net loss for the period. Under the treasury stock method of computation, outstanding stock options and warrants represented 242,256 dilutive common equivalent shares for the quarter ended September 29, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 1996 the Company's working capital ratio was .71 to 1 compared to .72 to 1 at December 31, 1995. Working capital decreased to $(2,059,000) at September 29, 1996 versus $(1,677,000) at December 31, 1995. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion principally from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the nine months ended September 29, 1996, the Company had net cash provided by operating activities of $1,995,000 as compared to net cash used by operating activities of $(116,000) during the comparable 1995 period.

The Company had planned to open six units during 1996. However, management has elected to accelerate its scheduled openings to a total of eight new restaurants to capitalize on two favorable real estate opportunities. The two additional restaurants will open late in the year and will have a negative impact on fourth quarter and yearend earnings. Historically, the Company has earned the vast amount of its income in the fourth quarter. While this will still be the case in 1996, earnings will likely be negatively impacted by the start-up costs related to these two additional openings.

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

     (c) No reports on Form 8-K were filed during the thirteen weeks ended September 29, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               EATERIES, INC.
                                               Registrant



Date:  November 12, 1996                       By: /s/ AUGUST A. HEHEMANN
                                                  --------------------------
                                                  August A. Hehemann
                                                  Vice President/Treasurer
                                                  Principal Financial and
                                                  Accounting Officer

                                EXHIBIT INDEX




         EXHIBIT
         NUMBER                  DESCRIPTION
         ------                  -----------
       Exhibit 11.1      - Computation of net income per share.

       Exhibit 27.1      - Financial Data Schedule