Form 10-K405
period 1996-12-29
EATERIES INC
filed 1997-04-14
CIK 796369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE, $.002 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 1, 1997 was $6,851,457. Number of shares outstanding as of April 1, 1997 - 3,866,630 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Following is a list of annual reports, proxy statements, and Rule 424(b) or (c) prospectuses which are incorporated by reference into the Form 10-K and the Part of the Form 10-K into which the document is incorporated - The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                 EATERIES, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                               TABLE OF CONTENTS

PART 1                                                                      PAGE
------                                                                      ----
Item 1.  Business ..........................................................   1

Item 2.  Properties ........................................................   8

Item 3.  Legal Proceedings .................................................   8

Item 4.  Submission of Matters to a Vote of
         Security Holders ..................................................   8

PART II
-------

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ...................................   8

Item 6.  Selected Financial Data ...........................................  10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  11

Item 8.  Financial Statements and Supplementary Data .......................  18

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure ...............................  18

PART III
--------

Item 10. Directors and Executive Officers of the Registrant ................  18

Item 11. Executive Compensation ............................................  18

Item 12. Security Ownership of Certain Beneficial Owners and Management ....  18

Item 13. Certain Relationships and Related Transactions ....................  18

PART IV
-------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..  18

INDEX TO EXHIBITS ..........................................................  18

SIGNATURES .................................................................  20

INDEX TO FINANCIAL STATEMENTS ..............................................  21

ITEM 1. BUSINESS

IN GENERAL

     Eateries, Inc. (the "Company") owns, operates and franchises a 51-unit (43 Company, 8 franchise) chain of Garfield's and Pepperoni Grill restaurants. These casual theme, dinnerhouse restaurants are located primarily in regional malls in 22 states. The Company opened its first restaurant in 1984 in Oklahoma City, Oklahoma. The Company's restaurants are family-oriented, providing an upscale alternative to traditional fast-food. The restaurants are designed to appeal to a divergent customer base that grew up on fast-food, but now prefers a more sophisticated menu, the availability of alcoholic beverages, a comfortable ambiance, speed, value and convenience. Both restaurant concepts feature a varied selection of moderately-priced, high quality food and beverage items with table service dining.

     In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light woods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Over 60 different wine selections are offered along with 25 wines available by the glass.

     In 1996, the Company constructed and opened six (6) Garfield's and a test Casa Ole' Mexican restaurant in major regional malls and one Pepperoni Grill in a free-standing location. The Company expects to add up to five additional restaurants in 1997. The primary expansion emphasis will be on Company rather than franchised restaurants. However, management will visit with qualified, interested parties as potential franchisees. Early results of the Casa Ole' test do not indicate the likelihood of continuing its expansion.

     The Company's principal offices are located at 3240 West Britton Road, Oklahoma City, Oklahoma 73120. Its telephone number is (405) 755-3607.

GARFIELD'S RESTAURANT & PUB

MENU

     Each Garfield's restaurant offers a diverse menu of freshly prepared traditional and innovative entrees, including steak, seafood, chicken, hamburgers, Mexican, Italian, and sandwiches along with a variety of appetizers, salads and desserts. Menu offerings are revised by the Company semi-annually to improve sales. The Company's senior management actively participates in the search for new menu items. In February, 1996 the Company hired a Director of Product Research and Development to further assist in developing new menu selections. Garfield's restaurants also offer a separate lower-priced children's menu.

     In an effort to further define the strengths of various mall-based Garfield's, management is testing six urban stores as "Garfield's Cafe's." These units are located in major urban markets and lack the ability to be marketed due to exorbitant advertising costs. This lack of visibility negatively impacts sales and profitability. Thus, "Garfield's Cafe's" have repositioned menus that offer greater value, lower costs, a simpler and thus faster mix of menu selections. Food costs for items in "Cafe" stores are lower than traditional Garfield's. "Cafe" stores also feature specials designed to drive sales and profits. Early results are very encouraging and management will continue to monitor and fine tune "Cafe" results.

RESTAURANT LAYOUT

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

     The size and shape of Garfield's restaurants vary depending largely upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests. The Company's prototype Garfield's to be constructed in 1997 will approximate 4,700 square feet.

HOURS OF OPERATION

     Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

UNIT ECONOMICS

     Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases the restaurant premises in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. Total construction costs for a typical Garfield's opened in 1996 were approximately $968,000, of which approximately $428,000 was funded through landlord finish-out allowances, bringing the Company's net investment to approximately $540,000 per unit. Management believes it's unit economics are among the best in the industry.

SITE SELECTION

     All Garfield's restaurants are located in regional shopping malls. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and out of the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes an Equifax site selection model to "rate" each potential location based upon a multitude of different criteria. Senior management inspects and approves each mall restaurant site. The Company expects to locate future Garfield's in regional malls. It takes approximately 18 weeks to complete construction and open a Garfield's.

RESTAURANT LOCATIONS

     The following table sets forth the location of the existing Garfield's restaurants.

             COMPANY-OWNED RESTAURANTS               FRANCHISED RESTAURANTS
             STATE         # OF UNITS                STATE        # OF UNITS
             -----         ----------                -----        ----------
             Alabama .........  1                    Colorado .......  1
             Arkansas ........  1                    Iowa ...........  2
             Florida .........  3                    Oklahoma .......  5
             Georgia .........  1                                     --
             Illinois ........  4                    Total ..........  8
             Indiana .........  2
             Kentucky ........  1
             Louisiana .......  2
             Michigan ........  2
             Mississippi .....  4
             Missouri ........  4
             New York ........  2
             North Carolina ..  1
             Ohio ............  2
             Oklahoma ........  3
             South Carolina ..  1
             Tennessee .......  1
             Texas ...........  2
             West Virginia ...  1
             Wisconsin .......  2
                               --
             Total ........... 40
                               ==

PEPPERONI GRILL RESTAURANTS

     The original Pepperoni Grill restaurant, located in Oklahoma City, Oklahoma was purchased by Eateries, Inc. in January, 1995. It is located in a recently renovated mall and its menu features a variety of Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light woods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is a Tuscan parmesan black pepper bread that is served with all entrees along with the traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass.

     The Company purchased the Pepperoni Grill restaurant primarily because of its many similarities to the existing Garfield's concept and its popular "Italian" based menu. The Pepperoni Grill restaurant concept is similar to Garfield's as it is a full service dinner house, located in a mall and is approximately the same size with many operational functions which parallel a Garfield's.

     The Company opened a second Pepperoni Grill restaurant in a regional mall located in Terre Haute, Indiana in November, 1995, next to an existing Garfield's. After evaluating the benefits of this strategy and the future growth potential of the Pepperoni Grill restaurant concept, management decided to open a free-standing Pepperoni Grill in Edmond, Oklahoma to capitalize on its strong reputation in the Oklahoma City market. As part of this decision, management decided to convert the Terre Haute location into a test location for a Casa Ole' franchise and transferred assets with approximately $275,000 in net book value to the Edmond location. The Company is considering building one additional free-standing Pepperoni Grill in Oklahoma during 1997. At this time, management does not expect any further development of Casa Ole'.

RESTAURANT OPERATIONS

MANAGEMENT AND EMPLOYEES

     Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who in turn report to the respective divisional vice president of operations for Garfield's and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 51 employees, approximately 81% of whom are part-time.

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

QUALITY CONTROL

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

TRAINING

     The Company places a great deal of emphasis on the proper training of its hourly employees and general and associate managers. In 1995, the Company hired a full-time Director of Training to oversee all areas of employee education. The outline for the program is based on the individual expertise of the trainee and typically lasts about two weeks for hourly employees and up to 8 weeks for managers. Managers must be certified in a number of skills in restaurant management, including technical proficiency and job functions, management techniques and profit and loss responsibilities. These skills are taught primarily in the restaurant along with classroom training and assigned projects. Manager training is performed in several geographically dispersed restaurants. Standard manuals regarding training and operations, products and equipment and local marketing programs are provided by the Company.

PURCHASING

     During 1994, the Company hired a purchasing director to oversee the relations and negotiations with manufacturers and regional distributors for most food and beverage products and to ensure uniform quality, competitive costs and adequate supplies of proprietary products. The Company and its franchisees purchase substantially all food and beverage products from several national and regional suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

ADVERTISING AND MARKETING

     The Company uses television, newspaper, radio and outdoor advertising to promote its restaurants. In markets where the Company shares a trade area with a franchisee, advertising cooperatives are utilized to maximize the Company's restaurant's visibility. Franchisees of Garfield's units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising, menu development and point of sale material to promote increased sales. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company's restaurants.

RESTAURANT REPORTING

     Financial controls are implemented through the use of computerized cash registers and management information systems. Sales reports and food, beverage and labor cost data are prepared and reviewed weekly for operational control.

EXPANSION STRATEGY

     Eateries, Inc. intends to open Company-owned Garfield's restaurants in regional malls principally throughout the Southwest, Midwest and Southeast regions of the United States. This expansion strategy is designed to capitalize on the growing trend to include and expand dining and entertainment facilities in regional malls. Management believes this mall-based expansion strategy for Garfield's reduces the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Further, restaurant construction within a mall typically requires a substantially smaller investment than construction of a free-standing restaurant.

     Management believes there are sufficient additional mall locations for its restaurant concepts, particularly as existing malls are expanding and remodeled with a view toward becoming entertainment and dining centers. The Company maintains relationships with several leading mall operators who provide the Company with an ongoing supply of potential mall locations for evaluation. This will not, however, preclude it from searching other expansion opportunities such as free-standing sites.

     The Company has retained a Director of Real Estate to represent it in site negotiations. This individual is compensated on a success fee basis. The Company expects to focus its expansion primarily on the opening of Company-owned Garfield's and Pepperoni Grill restaurants. Additional franchising is possible but likely to be a minor part of expansion.

     The Company currently is developing three additional Garfield's restaurants as follows: South Bend, Indiana; Bridgeport, West Virginia; Richmond, Indiana, and is negotiating for additional locations designated to open in 1997 and 1998. The Company is also negotiating for a third Pepperoni Grill location to open in 1997. The Company expects to open up to five Company-owned restaurants in 1997 and up to ten Company-owned restaurants in 1998.

     In addition, management is actively seeking possible merger or acquisition candidates that it believes will add value to the Company.

FRANCHISE OPERATIONS

GENERAL TERMS

     Eight franchised Garfield's are currently operating pursuant to agreements granted by the Company. The typical franchise agreement provides for (i) the payment of an initial franchise fee of up to $35,000 and a monthly continuing royalty fee expressed as a percentage (typically 3% or 4%) of gross sales with a minimum fee of $2,000 to $2,500 per month; (ii) the payment of 1/2% of gross sales to the Garfield's Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term usually ranges from five to 10 years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

FUTURE FRANCHISE DEVELOPMENT

     The Company has elected to emphasize Company restaurant development and as a result does not intend to aggressively pursue new restaurant franchising. The Company had not entered into any new franchise agreements as of April 1, 1997.

COMPANY MANAGED FRANCHISES

     The Company currently manages three of its franchised restaurants in Oklahoma City pursuant to a management agreement with the franchisee who remains the owner of the restaurants. The Company receives fixed management and accounting fees in addition to its royalties and other charges under the franchise agreement.

FRANCHISE REVENUE DATA

     The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated.

                                     1994       1995       1996
                                     ----       ----       ----
          Initial franchise fees   $   --     $ 50,000   $   --
          Continuing royalties     $267,000   $258,000   $265,000

COMPLIANCE WITH FRANCHISE STANDARDS

     All franchisees are required to operate their Garfield's restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has the discretion to determine the menu prices to be charged. However, as a practical matter, all franchisees utilize the Company's standardized Garfield's menu. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company. The Company enforces the standards required of franchisees. Such enforcement may result in the closure or non-renewal of certain franchise units, but any such closings or non-renewals are not expected to have a material adverse effect upon the Company's results of operations or financial position.

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

EMPLOYEES

     As of March 1, 1997, the Company employed 2,357 individuals, of whom 178 were management or administrative personnel (including 143 who were restaurant managers or trainees) and 2,179 were employed in non-management restaurant positions. As of this date, the Company employed 169 persons on a salaried basis and 2,188 persons on an hourly basis. Each restaurant employs an average of 51 people.

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

SEASONALITY

     With 42 of the 43 Company-owned restaurants located in regional malls, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in restaurant sales and profits in the Company's fourth fiscal quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

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

     Approximately 15% of the Company's food and beverage revenues in 1996 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

     The Americans With Disabilities Act ("ADA") prohibits discrimination in employment and public accommodations on the basis of disability. While the Company believes it is in substantial compliance with the ADA regulations, the Company could be required to expend funds to modify its restaurants to provide service to, or make reasonable accommodations for the employment of disabled persons.

ITEM 2. PROPERTIES

     All of the Company's facilities are occupied under leases, primarily in regional malls. The majority of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company's sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:

           YEAR LEASE TERM EXPIRES                             NUMBER OF FACILITIES*
           -----------------------                             ---------------------
           1997-1998 ...............................................    1
           1999-2000 ...............................................    2
           2001-2002 ...............................................   11
           2003-2004 ...............................................   12
           2005-2006 ...............................................   11
           2007 and beyond .........................................   10

     * Includes two leases which have been executed for locations where restaurants have not yet been opened and two leases which were terminated subsequent to December 29, 1996.

     The Company's executive offices, located in approximately 7,400 square feet of office space in Oklahoma City, Oklahoma, are occupied under a lease which expires in June, 1999.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been quoted on the NASDAQ National Market System under the symbol "EATS" since May 1994. Prior to that date, the Company's common stock was quoted on the NASDAQ Small-Cap Market. The following table sets forth, for the quarterly periods indicated, the high and low closing bid prices for the common stock, as reported by the NASDAQ Markets.

                                                             LOW        HIGH
                                                            -----       -----
1995
First Quarter ..........................................    $3.00       $4.13
Second Quarter .........................................     2.88        3.63
Third Quarter ..........................................     2.63        3.25
Fourth Quarter .........................................     2.13        3.50

1996
First Quarter ..........................................    $2.19       $3.50
Second Quarter .........................................     3.25        5.75
Third Quarter ..........................................     2.75        4.88
Fourth Quarter .........................................     3.00        4.75

1997
First Quarter ..........................................    $2.94       $4.31

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On April 1, 1997, the Company's stock transfer agent reported that the Company's common stock was held by 265 holders of record. However, management believes there are approximately 1,000 beneficial owners of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data in the table are derived from the financial statements of the Company. The following data should be read in conjunction with, and are qualified in their entirety by, the Company's financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. (In thousands, except per share data).

                                                                 Fiscal Year
                                            ------------------------------------------------------
INCOME STATEMENT DATA:                        1992        1993       1994       1995        1996
                                            --------    --------   --------   --------    --------
Revenues:
  Restaurant sales                          $ 17,913    $ 26,401   $ 38,869   $ 45,811    $ 55,733
   Franchise fees and royalties                  522         488        267        307         265
   Other income                                  315         369        423        482         418
                                            --------    --------   --------   --------    --------
                                              18,750      27,258     39,559     46,600      56,416
                                            --------    --------   --------   --------    --------
Costs and Expenses:
   Cost of sales                               5,697       8,231     12,052     13,968      17,070
   Operating expenses                         10,435      14,891     22,359     26,387      32,219
   Pre-opening costs                             280         591        568        830         726
   General and administrative expenses         1,403       2,101      2,467      3,067       3,666
   Provision for restaurant closures
     and other disposals                          --          --         --        897          --
   Depreciation and amortization                 484         601        927      1,337       1,886
   Interest expense                               41          50         48         41         194
                                            --------    --------   --------   --------    --------
                                              18,340      26,465     38,421     46,527      55,761
                                            --------    --------   --------   --------    --------
Income before income taxes and
   cumulative effect of accounting change        410         793      1,138         73         655
Provision (benefit) for income taxes               5         293        316       (113)         74
                                            --------    --------   --------   --------    --------
Income before cumulative effect
   of change in accounting principle             405         500        822        186         581
Cumulative effect of change in
   accounting for income taxes                    --         202         --         --          --
                                            --------    --------   --------   --------    --------
Net income                                  $    405    $    702   $    822   $    186    $    581
                                            ========    ========   ========   ========    ========
Weighted average shares of common
   and common equivalent
   shares                                      2,334       3,077      3,940      3,818       3,988
                                            ========    ========   ========   ========    ========

Net income per share (1):
   Income before cumulative
     effect of change in accounting for
     income taxes                           $    .17    $    .16   $    .21   $    .05    $    .15
   Cumulative effect of change in
     accounting for income taxes                  --         .07         --         --          --
                                            --------    --------   --------   --------    --------
     Net income per share                   $    .17    $    .23   $    .21   $    .05    $    .15
                                            ========    ========   ========   ========    ========

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital (deficit)                $   (567)   $  2,021   $    922   $ (1,677)   $ (3,456)
   Total assets                                4,053      11,363     12,933     16,596      18,709
   Long-term obligations (2)                     117          42         75      1,249       1,471
   Stockholders' equity                        1,405       7,690      8,625      8,912       9,650

OTHER DATA:
   Earnings before interest,
     depreciation and taxes (EBITDA)        $    935    $  1,444   $  2,113   $  1,451    $  2,736
   System-wide sales                          29,717      39,025     45,891     53,802      64,036

(1) Based upon the weighted average number of common and dilutive common equivalent shares (if applicable) outstanding during the period. (See
     Note 2 of Notes to Consolidated Financial Statements.)
(2) Includes capital leases and long-term debt obligations, net of current portions. (See Note 5 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other similar matters. All statements other than statements of historical fact contained in this Form 10-K or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

INTRODUCTION

     As of December 29, 1996, the Company owned and operated 45 restaurants and franchised eight Garfield's restaurants. The Company currently has three Garfield's restaurants in development and closed two under-performing Garfield's restaurants subsequent to December 29, 1996. As of the date of this report, the entire system includes 43 (40 Garfield's, two Pepperoni Grills and one Casa Ole') Company-owned restaurants and eight franchise Garfield's restaurants.

     Unlike a majority of its publicly-held competitors which capitalize and amortize restaurant pre-opening costs over a period of up to 24 months, the Company expenses such costs as incurred. Pre-opening costs were $726,000 for the year ended December 29, 1996.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

     The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                      Fiscal Year
                                            ---------------------------------
                                              1994        1995         1996
                                            --------    --------     --------
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales                              98.3%       98.3%        98.8%
  Franchise fees and royalties                   0.7         0.7          0.5
  Other income                                   1.0         1.0          0.7
                                            --------    --------     --------
                                               100.0       100.0        100.0
                                            --------    --------     --------
Costs and Expenses:
  Cost of sales (1)                             31.0        30.5         30.6
  Operating expenses (1)                        57.5        57.6         57.8
  Pre-opening costs (1)                          1.5         1.8          1.3
  General and administrative expenses            6.2         6.6          6.5
  Provision for restaurant closures
    and other disposals                           --         1.9           --
  Depreciation and amortization (1)              2.4         2.9          3.4
  Interest expense                               0.1         0.1          0.3

Income before income taxes                       2.9         0.2          1.1
Provision (benefit) for income taxes             0.8        (0.2)         0.1
                                            --------    --------     --------
Net income                                       2.1%        0.4%         1.0%
                                            ========    ========     ========

SELECTED OPERATING DATA:
(Dollars in thousands)
System-wide sales:
  Company restaurants                       $ 38,869    $ 45,811     $ 55,733
  Franchise restaurants                        7,112       7,991        8,303
                                            --------    --------     --------
    Total                                   $ 45,891    $ 53,802     $ 64,036
                                            ========    ========     ========
Number of restaurants (at end of period):
  Company restaurants                             34          41           45
  Franchise restaurants                            8           8            8
                                            --------    --------     --------
    Total                                         42          49           53
                                            ========    ========     ========

(1)  As a percentage of restaurant sales.

IMPACT OF SEASONALITY

     The concentration of restaurants in regional malls where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 1994, 1995 and 1996.

                                                        FISCAL QUARTERS
                                       -------------------------------------------------
                                         1ST       2ND        3RD        4TH      ANNUAL
                                       -------   -------    -------    -------   -------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
1996:
     Revenues                          $12,772   $13,426    $13,999    $16,219   $56,416
     Net income (loss)                      37      (166)       109        601       581
     Net income (loss) per share           .01      (.04)       .03        .15       .15
     Weighted average shares and
        equivalents (000's)              3,932     3,843      4,087      4,088     3,988
     Pre-opening costs                 $   120   $   154    $   230    $   222   $   726
     Number of Company units at end
        of period                           42        43         44         45        45
     Company restaurant operating
        months                             124       127        128        134       513
     Sales per Company restaurant
        operating month                $   102   $   104    $   108    $   119   $   109

1995:
     Revenues                          $10,475   $10,682    $11,449    $13,994   $46,600
     Net income (loss) (1)                  25       (45)      (642)       848       186
     Net income (loss) per share (1)       .01      (.01)      (.17)       .22       .05
     Weighted average shares and
        equivalents (000's)              3,908     3,727      3,733      3,904     3,818
     Pre-opening costs                 $   143   $   198    $   223    $   266   $   830
     Number of Company units at end
        of period                           37        38         38         41        41
     Company restaurant operating
        months                             107       114        113        119       453
     Sales per Company restaurant
        operating month                $    96   $    92    $   100    $   116   $   101

1994:
     Revenues                          $ 8,421   $ 9,276    $ 9,945    $11,917   $39,559
     Net income                             78        27        106        611       822
     Net income per share                  .02       .01        .03        .16       .21
     Weighted average shares and
        equivalents (000's)              3,958     3,941      3,934      3,926     3,940
     Pre-opening costs                 $   177   $   102    $   120    $   169   $   568
     Number of Company units at end
        of period                           28        30         31         34        34
     Company restaurant operating
        months                              80        88         92         98       358
     Sales per Company restaurant
        operating month                $   103   $   103    $   106    $   121   $   109

(1) During the third quarter of 1995, the Company recorded a pre-tax charge of $897,000 to establish a provision for restaurant closures and other disposals. The effect of this provision on the reported net income (loss) and per share data for the third quarter and the fiscal year was $(639,000) or $(.17) per share.

FISCAL YEARS 1996, 1995, AND 1994

REVENUES

     Revenues for the year ended December 29, 1996, increased 21% over the revenues reported for the year ended in 1995. Revenues in 1995 increased 18% over 1994 levels. The 1996 and 1995 increases were primarily due to increases in restaurant sales. Restaurant sales for the year ended December 31, 1994, increased 45% over the same period in 1993.

     The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating month were as follows:

                                                    1994       1995       1996
                                                  --------   --------   --------
Number of units at year end ...................         34         41         45
Number of restaurant operating months .........        358        453        513
Average sales per restaurant operating month ..   $108,600   $101,100   $108,600

     A summary of restaurant sales and related costs expressed as a percentage of sales are listed below for the fiscal years:

                                                      1994      1995      1996
                                                     ------    ------    ------
RESTAURANT SALES:
     Food ........................................     82.0%     83.5%     85.1%
     Beverage ....................................     18.0%     16.5%     14.9%
                                                     ------    ------    ------
     Total .......................................    100.0%    100.0%    100.0%
                                                     ======    ======    ======

COST OF SALES:
     Food ........................................     31.5%     30.6%     30.7%
     Beverage ....................................     28.8%     30.2%     30.5%
     Combined ....................................     31.0%     30.5%     30.6%

     Average monthly sales per unit were $108,600 during 1996 compared to $101,100 during 1995. The 1996 per unit monthly sales increased by $7,500 or 7.4% from 1995 levels. This increase is attributable to the following items:

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

          In August, 1995 the Company hired a Vice President of Marketing, a new position at the Company. The new Vice President of Marketing has over 17 years of marketing experience with a nationally recognized chain of dinnerhouse restaurants. During the fourth quarter of 1995, a detailed marketing plan was developed for 1996, with the primary objectives being to improve same store sales and guest satisfaction. The implementation of the marketing plan begun during the first quarter of 1996 positively impacted the Company's same store sales results during 1996.

     Following the November, 1995, successful introduction of regional newspaper advertising, the Company ran four (one during each of the Company's fiscal quarters) regional newspaper print programs for Garfield's restaurants during 1996. These programs were used in the majority of the Company's restaurant markets and have all been successful in increasing revenues and customer visits.

     During 1996, the Company began testing radio and direct mail advertising campaigns in selective restaurant markets. Initial results have been favorable and the Company plans to further utilize these campaigns in additional restaurant markets during fiscal year 1997.

     The Company also rolled out two new menu revisions (in July and October, 1996) both of which included selective modest price increases (in line with competitor pricing on comparable food selections) and introduced several new product selections that were featured in the Company's radio, direct mail and newspaper advertising campaigns.

     While these marketing programs resulted in increased short-term costs, management believes their effects, along with the local efforts of our restaurant management, contributed to the Company's significant average monthly sales per unit increases. (The Company experienced a 7.4% increase in average unit volumes during 1996 versus the comparable 1995 period). Management expects it will continue to experience improving sales trends during fiscal year 1997 with higher marketing and promotion costs, of which management believes the long-term benefits outweigh the short-term costs.

     Average monthly sales per unit were $101,100 during 1995 compared to $108,600 during 1994. The 1995 per unit monthly sales decreased by $7,500 or 6.9% from 1994 levels. The decrease was attributable to the following items:

     In late 1994, the Company began testing and rolled out to nineteen stores in January, 1995, a new menu which contained a combination of several new lower priced and a la carte selections. The stores with this menu experienced a reduction in average check amounts and revenues during the first five months of 1995, rather than the overall increase the Company expected. Management reacted quickly to reverse these declines by beginning implementation of a new menu to its stores in late June, 1995. The new menu contained many new food selections and incorporated a pricing strategy similar to menus used by the Company previous to the January, 1995 menu. A new drink menu was also rolled out to the stores in late June, 1995. The Company experienced increases in average check amounts and revenues beginning in the third quarter of 1995 as a result of the new menus and the trend continued through the end of the year.

     The Company's first quarter 1995 three weeks television advertising campaign coincided with two consecutive weekends of bad weather in the Company's Northern and Midwestern stores. Thus, the Company incurred the advertising expense without the normal sales gains it has achieved during past advertising campaigns. The Company's next major 1995 television advertising campaign began in late July, 1995 to promote the Company's new food and drink menus. Advertising was minimal during the second quarter and lower than normal in the third quarter as management believed its advertising would be more effective if it was done in conjunction with the introduction of the new menus and under the direction of the new Vice President of Marketing. As previously mentioned, the Company hired a Vice President of Marketing in August, 1995. As a result of this advertising strategy, sales remained weak during the second and third quarters. When the campaigns were begun, the Company experienced improvement in sales.

     A regional newspaper print program for Garfield's restaurants was developed and implemented in early November, 1995, for the majority of the Company's restaurants and resulted in an increase in revenues and operating results during the fourth quarter of 1995. Also, several new entree selections were developed during the 1995 fourth quarter holiday season. These items were priced higher than the usual entree pricing and achieved excellent sales results during the fourth quarter of 1995.

     The affects of the previously noted items, along with the overall increase in casual dining restaurant development during 1994 and 1995 coupled with the 1995 soft consumer discretionary spending trend contributed to the Company's same store sales and average monthly sales per unit decreases.

     The average monthly sales per unit decreases experienced during 1995 as compared to 1994 narrowed from $(11,300) during the second quarter to $(4,300) during the fourth quarter. Management believes its increased focus on and actions taken in the marketing area beginning in the second quarter of 1995 had a direct affect on the improvements in average monthly sales per unit experienced during the second half of 1995 and continuing through 1996.

     Continuing royalties were $265,000 in 1996, $258,000 in 1995 and $267,000 in 1994. Continuing royalties were comparable as the same number of franchise restaurants (eight) were in operation during the three year period. During the second quarter of 1995, one franchise restaurant closed and a new one opened. Initial franchise fees recognized in 1995 were $50,000. No initial franchise fees were recorded in 1996 or 1994.

COSTS AND EXPENSES

     The following is a comparison of cost of sales and labor costs (excluding payroll taxes and fringe benefits) as a percent of restaurant sales at Company-owned restaurants:

                                                       1994      1995      1996
                                                       ----      ----      ----
Cost of sales ....................................     31.0%     30.5%     30.6%
Labor costs ......................................     28.2%     28.0%     27.6%
                                                       ----      ----      ----
Total ............................................     59.2%     58.5%     58.2%
                                                       ====      ====      ====

     Cost of sales as a percent to sales increased slightly in 1996 (30.6%) as compared to 1995 (30.5%) primarily due to higher meat and dairy product costs. These 1996 product cost increases were partially offset by lower produce costs and the Company's continuing improvements in its purchasing techniques, which involves the Company entering into agreements with its vendors to fix purchase prices for certain high volume food products. The cost of sales as a percent to sales decreased to 30.5% in 1995 as compared to 31.0% in 1994 as a result of the Company's improvements in its purchasing techniques previously mentioned.

     The Company's labor costs as a percent to sales decreased during the three year period to 27.6% in 1996 from 28.2% in 1994. The Company has continued to achieve reductions in its labor cost percents through improving store level monitoring of labor needs and enhanced scheduling techniques.

     Restaurant operating expenses (which include labor costs) as a percent of restaurant sales were 57.5% in 1994, 57.6% in 1995 and 57.8% in 1996. The increase in operating expenses as a percent to restaurant sales in 1996 as compared to 1995 was due primarily to higher promotional and advertising expenses partially offset by lower occupancy costs (primarily rent and utilities). The modest increase in operating expenses as a percent to restaurant sales in 1995 versus 1994 was attributable to higher occupancy costs and repairs and maintenance expenses partially offset by lower advertising and promotional expenses.

PRE-OPENING COSTS

     The Company's accounting policy for restaurant pre-opening costs is to expense such costs as incurred. Management anticipates that these pre-opening costs will remain stable with 1996 levels during 1997.

     During each of the three years ended December 31, 1994, 1995, and December 29, 1996, the Company incurred and recognized as expense the following amounts for restaurant pre-opening development costs relative to the corresponding number of restaurants in various stages of development:

                                                 1994        1995        1996
                                               --------    --------    --------
Total pre-opening costs ....................   $568,000    $830,000    $726,000
Restaurants ................................          8           9           8
Average costs per location .................   $ 71,000    $ 92,200    $ 90,700
As a percentage of restaurant sales ........        1.5%        1.8%        1.3%

     Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs increased as a percentage of revenues from 6.2% in 1994 to 6.6% in 1995, and decreased to 6.5% in 1996. The higher absolute levels of general and administrative costs from 1994 to 1996 are related primarily to additional personnel costs and related costs of operating the Company's expanding restaurant group. General and administrative costs as a percent to sales decreased modestly in 1996 as compared to 1995 as a result of the Company's revenues increasing at a higher rate than its increase in general and administrative expenses. General and administrative costs as a percent to sales increased in 1995 as compared to 1994 primarily due to the strengthening of the Company's management group through hiring employees to fill new positions (Vice President of Marketing, Divisional Vice Presidents of Garfield's and Pepperoni Grill, Director of Training, etc.) management believed were necessary to effectively operate its restaurants and continue its expansion plans. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

     During 1995, the Company approved and began the implementation of a plan to close certain under-performing restaurants. As of December 29, 1996, the Company has disposed of three of the four restaurants planned in 1995 for closure. The remaining restaurant closure was completed in the first quarter of 1997. In addition, the Company identified and closed two additional restaurant locations (one of which occupied land and building owned by the Company which is presently held for sale). These restaurants (the 1995 and 1996 identified closures) collectively accounted for $5,695,000, $3,498,000, and $1,784,000 of revenues and $(31,000), $(223,000), and $(68,000) of operating losses for fiscal years 1994, 1995, and 1996, respectively. Management expects the effect of closing under-performing restaurants to result in improved margins and increased profitability for the Company in future periods.

     As a result of the completed and planned restaurant closures and other disposals, the Company recorded a pre-tax charge of $897,000 in the third quarter of 1995. The provision related to lease termination costs, litigation settlement costs, write-down of property, equipment and leasehold improvements, and other exits costs. As of December 29, 1996, the Company has a remaining reserve of approximately $145,000 for settlement of its remaining liabilities associated with the closures. Management expects to settle these liabilities in early 1997 and believes the reserve to be sufficient for such purposes.

     The Company has eight restaurants as of December 29, 1996, with indicators of potential impairment. Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1996 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position. During 1996, the Company recorded no provision for impairment as management believes there is no additional impairment under SFAS 121.

     In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased in 1996 to $1,886,000 (3.4% of restaurant sales) compared to $1,337,000 (2.9% of restaurant sales) in 1995 and $927,000 (2.4% of restaurant sales) in 1994. The increase in expense in 1996 as compared to 1995 is primarily attributable to the increase in net assets subject to depreciation and amortization in 1996 versus 1995 as the result of opening additional restaurants. The expense increase in 1995 versus 1994 relates principally to the increase in net assets subject to depreciation and amortization because of opening additional restaurants, the purchase of the Pepperoni Grill restaurant in January, 1995 and the remodeling of existing restaurants.

INTEREST EXPENSE

     Interest expense during the three year period ended December 29, 1996, was $48,000 in 1994, $41,000 in 1995, and $194,000 in 1996. Additionally, the
Company has capitalized approximately $72,000 and $62,000 of interest costs during 1995 and 1996, respectively (none in 1994). The increase in interest expense in 1996 as compared to 1995 is attributable to an increase in the 1996 average borrowing balances under the Company's revolving credit agreement versus 1995 average borrowing balances. The interest rates incurred by the Company on its borrowings were at similar levels during 1996 and 1995. Interest expense during the 1995 and 1994 fiscal years were comparable as average borrowing balances and interest rates incurred during the periods remained steady.

INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The deferred provision (benefit) for income taxes was $316,400, $(131,000) and $74,000, respectively, for 1994, 1995 and 1996.

     At December 29, 1996, the Company has recorded a benefit for its deferred tax assets of approximately $3,043,000. Management believes that approximately $1,681,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $3,700,000 in the future net income in the next three years necessary to recognize the deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management of the Company is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or if the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions. Management intends to evaluate the reliazability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

NET INCOME PER SHARE AMOUNTS

     Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period as more fully described in Note 2 of the Notes to Consolidated Financial Statements. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,939,750, 3,817,997, and 3,987,661 in 1994, 1995 and 1996, respectively.

IMPACT OF INFLATION

     The impact of inflation on the cost of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and the economic conditions in the Company's market area.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 29, 1996, the Company's working capital ratio decreased to .50 to 1 compared to .72 to 1 at December 31, 1995. As is customary in the restaurant industry, the Company has consistently operated during the past two years with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For the three years in the period ended December 29, 1996, the Company's expenditures for capital improvements were $5,453,000, $7,789,000, and $7,307,000, respectively, which were funded out of cash flows from operating activities of $2,557,000, $3,318,000, and $ 2,438,000, respectively, landlord finish-out allowances of $3,167,000, $2,492,000, and $3,022,000, respectfully, and borrowings under the Company's credit agreements. In addition, the Company expended approximately $529,000 in January 1995 for the acquisition of the Pepperoni Grill restaurant and trade name.

     During 1997, the Company expects to construct and open up to five new Garfield's in regional malls and is considering one new Pepperoni Grill in a free-standing site. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 1997.

     On August 31, 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. This revolver is unsecured, has a three year term and contains customary financial covenants. This credit facility provides the Company additional borrowing capacity to continue its expansion plans over the next several years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of the report:

1.   Consolidated Financial Statements:

     Management's Responsibility for Financial Reporting
     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 1995 and December 29, 1996 Consolidated Statements of Income for each of the three years in the period ended December 29, 1996
     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 29, 1996
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 1996
     Notes to Consolidated Financial Statements

2.   Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.   Exhibits.

     The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------
3.1      Amended and Restated Articles of Incorporation. (1)

3.2      Amendment to the Amended and Restated Articles of Incorporation. (2)

3.3      Bylaws as amended. (1)

4.4      Specimen Stock Certificate. (3)

4.5      Form of Representative's Warrant. (3)

10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated October 1, 1995.

10.2     Employment Agreement between the Company and James M. Burke, dated
         October 1, 1995.

10.4     Lease Agreement dated May 1, 1987 (as amended June 30, 1990, October
         1, 1992 and October 1, 1993) between the Company and Colonial Center,
         LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)

10.5     Lease Agreement dated May 28, 1992 between the Company and The Pines
         Mall Limited Partnership, an Iowa limited partnership, for the lease of the Garfield's restaurant facilities at The Pines Mall, Pine bluff, Arkansas. (3)

10.6     Lease Agreement dated March 16, 1992 between the Company and UM
         Partners, an Illinois general partnership, for the lease of the Garfield's restaurant facilities at University Mall, Carbondale,
         Illinois. (3)

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------
10.7     Lease Agreement dated December 17, 1991 (and amended November 10,
         1992) between the Company and Columbia Mall Limited Partnership, an
         Iowa general partnership, for the lease of the Garfield's Restaurant facilities at Columbia Mall, Columbia, Missouri. (3)

10.8     Franchise Agreement and Amendment dated August 31, 1993 between the
         Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)

10.9 Amended and Restated Franchise Agreement and Modification of Amended and Restated Franchise Agreement dated December 31, 1992 between the
         Company and O.E., Inc. for the three Garfield's franchise locations in the Oklahoma City, Oklahoma metropolitan area. (3)

10.10    Form of Franchise Agreement (revised March 1, 1993).(7)

10.11    Management Agreement dated December 31, 1992 between the Company and
         O.E., Inc. for the supervision and accounting services provided by the Company for three Garfield's franchise locations in the Oklahoma City metropolitan area. (3)

10.12    Collateral Assignment Agreement dated January 20, 1991, between the
         Company and Vincent F. Orza, Jr. (5)

10.13    Collateral Assignment Agreement dated January 20, 1991, between the
         Company and James M. Burke. (5)

10.15    Stock Plan for Significant Employees of the Company, dated December 1,
         1986. (6)

10.16    1987 Director Stock Incentive Plan. (6)

10.17    Eateries, Inc. Omnibus Equity Compensation Plan. (6)

10.18    Underwriting Agreement between the Company, Pauli & Company
         Incorporated, RAS Securities Corp. and certain shareholders of the Company dated November 15, 1993. (3)

10.22    Asset Sale Agreement dated January 9, 1995 between the Company and
         Pepperoni Grill, Inc. and Specialty Restaurants, involving the purchase of assets of Pepperoni Grill restaurant by the Company. (9)

10.23    Employment Agreement between the Company and Corey Gable, dated
         January 1, 1997.

10.24    Employment Agreement between the Company and Peter L. Holloway, dated
         January 1, 1995. (9)

10.25    Employee Stock Purchase Plan dated June 15, 1994 (8).

10.26 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (9)

10.27    Option Agreement between the Company and Vincent F. Orza, Jr., dated
         January 4, 1996

10.28    Option Agreement between the Company and James M. Burke, dated January
         4, 1996

10.29    Option Agreement between the Company and Corey Gable, dated April 5,
         1996

10.30 Loan Agreement between the Company and Liberty Bank and Trust Company of Oklahoma City, National Association, dated August 31, 1995

10.31    First Amendment, dated July 30, 1996, to Loan Agreement between the
         Company and Liberty Bank and Trust Company of Oklahoma City, National
         Association, dated August 31, 1995

11.1     Computation of net income (loss) per share.

23.1     Consent of Ernst & Young LLP.

27.1     Financial Data Schedule.

---------------
(1) Filed as exhibit to Registrant's Registration Statement on Form S-18 (File No. 33-6818-FW).
(2) Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.
(3) Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896).
(4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-14968) and incorporated herein by reference.
(5) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.
(6) Filed as exhibit to Registrant's Registration Statement on form S-8 (File No. 33-41279).
(7) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14968) and incorporated herein by reference.
(8) Filed as Appendix A to the Company's Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
(9) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.

(b) No reports on form 8-K were filed during the fiscal quarter ended December 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:
                                        EATERIES, INC.

 Date: April 11, 1997                   By:  /s/ Vincent F. Orza, Jr.
                                           ----------------------------------
                                             Vincent F. Orza, Jr.
                                             President
                                             Chief Executive Officer

 Date: April 11, 1997                   By:  /s/ Corey Cable
                                           ----------------------------------
                                             Corey Gable
                                             Vice President/Treasurer Chief
                                             Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Date: April 11, 1997                   By:  /s/ Vincent F. Orza, Jr.
                                           ----------------------------------
                                             Vincent F. Orza, Jr.
                                             Chairman of the Board,
                                             President and Director

 Date: April 11, 1997                   By:  /s/ James M. Burke
                                           ----------------------------------
                                             James M. Burke
                                             Vice President of Operations,
                                             Assistant Secretary and Director

 Date: April 11, 1997                   By:  /s/ Edward D. Orza
                                           ----------------------------------
                                             Edward D. Orza,
                                             Director

 Date: April 11, 1997                   By:  /s/ Patricia L. Orza
                                           ----------------------------------
                                             Patricia L. Orza,
                                             Secretary and Director

 Date: April 11, 1997                   By:  /s/ Thomas F. Golden
                                           ----------------------------------
                                             Thomas F. Golden,
                                             Director

 Date: April 11, 1997                   By:  /s/ Philip Friedman
                                           ----------------------------------
                                             Philip Friedman,
                                             Director

                        EATERIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----
Management's Responsibility for Financial Reporting ........................  F-1

Report of Independent Auditors .............................................  F-2

Consolidated Balance Sheets as of December 31, 1995 and December 29, 1996 ..  F-3

Consolidated Statements of Income for each of the three years in the period ended December 29, 1996 ......................................  F-4

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 29, 1996 ......................................  F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 1996 ......................................  F-6

Notes to Consolidated Financial Statements .................................  F-7

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

     The Board of Directors of Eateries, Inc. have engaged Ernst & Young LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 1996 consolidated financial statements. Their report is included on the following page.

/s/ Vincent F. Orza, Jr.
-----------------------------
Vincent F. Orza, Jr.
President and Chairman
Chief Executive Officer



/s/ Corey Gable
-----------------------------
Corey Gable
Vice President/Treasurer
Chief Financial Officer


April 11, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma

     We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 31, 1995 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March  26, 1997,
except for the last paragraph of Note 5, as to which the date is April 9, 1997

                        EATERIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,    December 29,
                                                                        1995            1996
                                                                    ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents ...................................   $  1,001,954    $    695,481
    Receivables:
         Franchisees ............................................         88,448          53,685
         Insurance refunds ......................................        283,883         164,219
         Landlord finish-out allowances .........................        748,288         188,866
         Other ..................................................        232,480         394,776
    Deferred income taxes (Note 8) ..............................        389,000         387,000
    Inventories .................................................      1,368,673       1,400,262
    Prepaid expenses and deposits ...............................        179,020         209,929
                                                                    ------------    ------------
             Total current assets ...............................      4,291,746       3,494,218
Property and equipment, at cost (Notes 4 and 5):
    Land and buildings ..........................................        175,376         125,167
    Furniture and equipment .....................................      7,455,322       9,322,453
    Leasehold improvements ......................................     19,064,963      23,453,916
    Assets under capital leases .................................        123,420         123,420
                                                                    ------------    ------------
                                                                      26,819,081      33,024,956
    Less: Landlord finish-out allowances ........................     12,409,951      13,896,522
                                                                    ------------    ------------
                                                                      14,409,130      19,128,434
    Less: Accumulated depreciation and amortization .............      4,047,414       5,444,896
                                                                    ------------    ------------
         Net property & equipment ...............................     10,361,716      13,683,538
Deferred income taxes (Note 8) ..................................        991,000         975,000
Landlord finish-out allowances receivable (Note 2) ..............        429,000              --
Other assets ....................................................        522,493         555,945
                                                                    ------------    ------------
                                                                    $ 16,595,955    $ 18,708,701
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to vendor .....................................   $     13,139    $         --
    Accounts payable ............................................      2,967,109       4,359,571
    Accrued liabilities:
         Compensation ...........................................      1,259,896       1,388,058
         Taxes, other than income ...............................        395,930         456,681
         Other (Note 6) .........................................        711,699         572,022
         Restaurant closure costs (Note 7) ......................        596,039         145,575
    Current portion of long-term obligations (Note 5) ...........         25,305          28,308
                                                                    ------------    ------------
                  Total current liabilities .....................      5,969,117       6,950,215
Deferred credit .................................................        353,482         575,517
Other liabilities ...............................................        111,900          62,500
Long-term obligations, net of current portion (Note 5) ..........      1,249,023       1,470,715
Commitments (Note 4)

Stockholders' equity (Note 9):
    Preferred stock, $.002 par value, none outstanding ..........             --              --
    Common stock, $.002 par value, 4,019,134 and 4,143,391 shares outstanding at December 31, 1995 and December 29, 1996,
         respectively ...........................................          8,038           8,287
    Additional paid-in capital ..................................      9,154,420       9,340,519
    Retained earnings ...........................................      1,084,593       1,666,092
                                                                    ------------    ------------
                                                                      10,247,051      11,014,898
    Treasury stock, at cost, 274,039 and 282,761 shares at
         December 31, 1995 and December 29, 1996, respectively ..     (1,334,618)     (1,365,144)
                                                                    ------------    ------------
                  Total stockholders' equity ....................      8,912,433       9,649,754
                                                                    ------------    ------------
                                                                    $ 16,595,955    $ 18,708,701
                                                                    ============    ============

See accompanying notes.

                        EATERIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Year Ended
                                                         -------------------------------------------
                                                         December 31,   December 31,    December 29,
                                                             1994           1995            1996
                                                         ------------   ------------    ------------
Revenues:
     Food and beverage sales .........................   $ 38,869,481   $ 45,810,664    $ 55,732,807
     Franchise fees and royalties ....................        266,872        307,653         264,954
     Other ...........................................        422,756        482,123         418,476
                                                         ------------   ------------    ------------
           Total revenues ............................     39,559,109     46,600,440      56,416,237

Cost of sales ........................................     12,051,825     13,967,757      17,070,384
                                                         ------------   ------------    ------------
                                                           27,507,284     32,632,683      39,345,853

Operating expenses (Note 6) ..........................     22,358,999     26,387,127      32,218,754
Pre-opening costs (Note 2) ...........................        568,129        830,000         726,000
General and administrative expenses ..................      2,466,743      3,067,610       3,665,207
Provision for restaurant closures
     and other disposals (Note 7) ....................             --        897,000              --
Depreciation and amortization ........................        927,128      1,336,919       1,886,323
Interest expense .....................................         47,628         41,186         194,070
                                                         ------------   ------------    ------------
                                                           26,368,627     32,559,842      38,690,354
                                                         ------------   ------------    ------------

Income before provision (benefit) for income taxes ...      1,138,657         72,841         655,499

Provision (benefit) for income taxes (Note 8) ........        316,400       (113,000)         74,000
                                                         ------------   ------------    ------------

Net income ...........................................   $    822,257   $    185,841    $    581,499
                                                         ============   ============    ============
Weighted average common and
     common equivalent shares ........................      3,939,750      3,817,997       3,987,661
                                                         ============   ============    ============

Net income per share .................................   $       0.21   $       0.05    $       0.15
                                                         ============   ============    ============

See accompanying notes.

                        EATERIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                COMMON STOCK
                                      -----------------------------
                                               SHARES                   TREASURY STOCK      ADDITIONAL
                                      ---------------------          --------------------    PAID-IN      RETAINED
                                      AUTHORIZED   ISSUED    AMOUNT  SHARES     AMOUNT       CAPITAL      EARNINGS      TOTAL
                                      ----------  ---------  ------  -------  -----------   ----------   ----------  ----------
Balance, December 31, 1993 .........  20,000,000  3,857,019  $7,714  249,018  $(1,240,781)  $8,846,528   $   76,495  $7,689,956

Issuance of common stock:
   Exercise of stock options .......                 94,191     189                             68,801                   68,990
   Employee bonuses ................                  1,680       3                              9,650                    9,653

Tax benefit from the exercise of
   non-qualified stock options
   (Note 8) ........................                                                           130,000                  130,000

Treasury stock acquired (Note 9) ...                                  23,104      (88,086)                              (88,086)
Other ..............................                                                            (7,385)                  (7,385)
Net income .........................                                                                        822,257     822,257
                                      ----------  ---------  ------  -------  -----------   ----------   ----------  ----------
Balance, December 31, 1994 .........  20,000,000  3,952,890   7,906  272,122   (1,328,867)   9,047,594      898,752   8,625,385

Issuance of common stock:
   Exercise of stock options .......                 53,833     107                             33,476                   33,583
   Employee stock purchase plan ....                 12,411      25                             26,350                   26,375

Tax benefit from the exercise of
   non-qualified stock options
   (Note 8) ........................                                                            47,000                   47,000
Treasury stock acquired (Note 9) ...                                   1,917       (5,751)                               (5,751)
Net income .........................                                                                        185,841     185,841
                                      ----------  ---------  ------  -------  -----------   ----------   ----------  ----------
Balance, December 31, 1995 .........  20,000,000  4,019,134   8,038  274,039   (1,334,618)   9,154,420    1,084,593   8,912,433

Issuance of common stock:
   Exercise of stock options .......                 97,163     194                             60,533                   60,727
   Employee bonuses ................                  2,750       6                             10,941                   10,947
   Employee stock purchase plan ....                 24,044      48                             57,432                   57,480
   Sale of common stock ............                    300       1                              1,193                    1,194

Tax benefit from the exercise of
   non-qualified stock options
   (Note 8) ........................                                                            56,000                   56,000
Treasury stock acquired (Note 9) ...                                   8,722      (30,526)                              (30,526)
Net income .........................                                                                        581,499     581,499
                                      ----------  ---------  ------  -------  -----------   ----------   ----------  ----------

Balance, December 29, 1996 .........  20,000,000  4,143,391  $8,287  282,761  $(1,365,144)  $9,340,519   $1,666,092  $9,649,754
                                      ==========  =========  ======  =======  ===========   ==========   ==========  ==========

See accompanying notes.

                        EATERIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended
                                                                   --------------------------------------------
                                                                   December 31,    December 31,    December 29,
                                                                       1994            1995            1996
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
    Net income .................................................   $    822,257    $    185,841    $    581,499
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization ........................        927,128       1,336,919       1,886,323
          (Gain) loss on asset disposals .......................          9,627        (133,144)        (42,544)
          Common stock bonus ...................................          9,653              --          10,947
          Provision (benefit) for deferred income taxes ........        316,400        (113,000)         74,000
          (Increase) decrease in operating assets:
              Receivables ......................................        (46,784)       (209,745)         (7,869)
              Inventories ......................................       (256,662)       (268,464)        (31,589)
              Prepaid expenses and deposits ....................           (317)        (45,213)        (30,909)
          Increase (decrease) in operating liabilities:
              Accounts payable .................................        296,695       1,285,362         154,383
              Accrued liabilities ..............................        401,295       1,171,977        (329,300)
              Deferred credit ..................................         77,215          (4,659)        222,035
              Other liabilities ................................             --         111,900         (49,400)
                                                                   ------------    ------------    ------------
          Total adjustments ....................................      1,734,250       3,131,933       1,856,077
                                                                   ------------    ------------    ------------
          Net cash provided by operating activities ............      2,556,507       3,317,774       2,437,576
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
    Capital expenditures .......................................     (5,453,460)     (7,788,654)     (7,306,987)
    Landlord finish-out allowances .............................      3,166,297       2,491,931       3,021,883
    Net cash payments for restaurant acquisition ...............             --        (529,083)             --
    Proceeds from the sale of property and equipment ...........          4,548         426,214          53,001
    Sales of marketable securities .............................        485,263         514,737              --
    Collection of notes receivable .............................         30,000              --              --
    Increase in other assets ...................................        (67,916)        (24,143)        (50,457)
                                                                   ------------    ------------    ------------
          Net cash used in investing activities ................     (1,835,268)     (4,908,998)     (4,282,560)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
    Sales of common stock ......................................             --          26,375          58,674
    Payments on notes payable to vendor ........................       (694,338)       (434,362)        (13,139)
    Payments on long-term obligations ..........................       (110,787)        (70,619)        (25,305)
    Net borrowings under revolving credit agreement ............             --       1,200,000         250,000
    Proceeds from issuance of stock on exercise of
       stock options ...........................................         31,490          27,833          60,727
    Payment of withholding tax liabilities related
       to acquisition of treasury stock ........................        (50,586)             --         (30,526)
    Increase in bank overdrafts included in accounts payable ...             --              --       1,238,080
    Other ......................................................         (7,385)             --              --
                                                                   ------------    ------------    ------------

       Net cash provided by (used in) financing
          activities ...........................................       (831,606)        749,227       1,538,511
                                                                   ------------    ------------    ------------

Net decrease in cash and cash equivalents ......................       (110,367)       (841,997)       (306,473)
Cash and cash equivalents at beginning period ..................      1,954,318       1,843,951       1,001,954
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period .....................   $  1,843,951    $  1,001,954    $    695,481
                                                                   ============    ============    ============

See accompanying notes.

                        EATERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND DECEMBER 29, 1996

(1) ORGANIZATION

     Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchise restaurants. The Company's restaurants are located primarily in regional malls in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name "Garfield's Restaurant & Pub" ("Garfield's"), "Pepperoni Grill" and "Casa Ole" (as a franchisee). An analysis of Company-owned and franchised restaurants for the three years in the period ended December 29, 1996, is as follows:

                                               Company   Franchised     Total
                                                Units       Units       Units
                                                -----       -----       -----
At December 31, 1993                              26           8          34
  Units opened                                     8          --           8
                                                 ---         ---         ---
At December 31, 1994                              34           8          42
  Units opened                                     9           1          10
  Units closed                                    (3)         (1)         (4)
  Purchase of Pepperoni Grill                      1          --           1
                                                 ---         ---         ---
At December 31, 1995                              41           8          49
  Units opened                                     8          --           8
  Units closed                                    (3)         --          (3)
  Unit sold                                       (1)         --          (1)
                                                 ---         ---         ---
At December 29, 1996                              45           8          53
                                                 ===         ===         ===

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Eateries, Inc. and its wholly-owned subsidiaries, Pepperoni Grill, Inc. and Garfield's Management, Inc. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

     In 1996, the Company changed its fiscal year to a 52/53 week year ending on the last Sunday in December.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of food, beverages and smallwares.

LANDLORD FINISH-OUT ALLOWANCES

     Amounts received or receivable from landlords for reimbursement of improvements to leased facilities are recorded as a reduction of the costs incurred by the Company for property and equipment. As of December 31, 1995, there was $429,000 of noncurrent landlord finish-out receivables recorded in the balance sheet, which represents the amount of landlord finish-out receivables in excess of capital expenditures incurred.

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

         Buildings ...........................  15-30 Years
         Furniture and equipment .............   5-15 Years
         Leasehold improvements ..............   3-15 Years
         Landlord finish-out allowances ......   8-15 Years

ADVERTISING COSTS

     Cost incurred in connection with advertising and marketing of the Company's restaurants are expensed as incurred. Such costs amounted to $683,000 in 1994, $647,000 in 1995 and $797,000 in 1996.

PRE-OPENING COSTS

     The costs related to the opening of restaurant locations are expensed when incurred.

INCOME TAXES

     The Company is subject to Federal, State and local income taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. ("SFAS") 109 "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are provided on the tax effect of presently existing temporary differences, net of existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes.

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

FRANCHISE ACTIVITIES

     The Company franchises the Garfield's Restaurant & Pub concept to restaurant operators and, at December 31, 1995 and December 29, 1996, eight restaurant units were operating under franchise agreements. The initial franchise fee paid to the Company is recognized as income when substantially all services have been performed by the franchisor to each franchised location, which is typically when the related restaurant is opened. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $50,000 of initial franchise fees for franchised restaurants during 1995 (none were recognized in 1994 or 1996).

     Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 1994, 1995 and 1996, the Company recognized $267,000, $258,000, and $265,000, respectively, of fees from continuing royalties.

     Franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $44,000, $39,000, and $41,000 during 1994, 1995 and 1996, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield's concept.

     Franchisee receivables at December 31, 1995 and December 29, 1996, are comprised principally of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 29, 1996.

CAPITALIZATION OF INTEREST

     Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $72,000 and $62,000 of interest costs during 1995 and 1996, respectively (none in 1994). These costs are included in leasehold improvements in the accompanying balance sheets.

STOCK-BASED COMPENSATION

     In 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

IMPAIRMENT OF LONG-LIVED ASSETS

     In 1996, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Pursuant to SFAS 121, the Company's restaurants are reviewed on an individual restaurant basis for indications of impairment, whenever events or circumstances indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

     Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1996 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

     Prior to adopting SFAS 121, the Company accounted for the impairment of long-lived assets by evaluating the recoverability of assets of restaurant locations for which management had identified and began a plan to close the location. The Company continues to use the guidance of FASB Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" for guidance in recognizing costs related to closing restaurants.

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

STATEMENTS OF CASH FLOWS

     Interest of $48,000, $94,000 and $228,000 was paid for each of the three years in the period ended December 29, 1996, respectively.

     For the three years in the period ended December 29, 1996 the Company had the following non-cash investing and financing activities.

                                                                      Fiscal Year
                                                         -------------------------------------
                                                            1994          1995         1996
                                                         ----------    ----------   ----------
Increase (decrease) in current receivables
    for landlord finish-out allowances ...............   $ (271,429)   $  493,288   $ (559,422)
Increase (decrease) in non-current receivables for
    landlord finish-out allowances ...................           --       429,000     (429,000)
Sales of property and equipment in exchange
    for notes receivable .............................           --            --       95,000
Borrowings for capital expenditures under
    notes payable to vendor ..........................      664,030       116,567           --
Acquisition of treasury stock upon exercise of
    stock options (Note 9) ...........................       37,500         5,751           --
Increase in additional paid-in capital as a result
    of tax benefits from the exercise of
    non-qualified stock options ......................      130,000        47,000       56,000
Asset write-offs related to restaurant
    closures and other disposals .....................           --            --       71,932

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments for purposes of complying with SFAS 107, "Disclosures About Fair Values of Financial Instruments":

     Cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities - The carrying amounts reported in the consolidated balance sheets approximate fair values because of the short maturity of these instruments.

     Long-term obligations - The revolving credit agreement, which represents the material portion of long-term obligations in the accompanying consolidated balance sheets, bears interest at a variable rate, which is adjusted monthly. Therefore, the carrying values for these borrowings approximate their fair values.

(3) RESTAURANT ACQUISITION

     In January 1995, the Company acquired substantially all of the assets of the "Pepperoni Grill' restaurant located in Oklahoma City, Oklahoma, along with rights to use trademarks associated with the restaurant, for a cash purchase price (including transaction expenses) of $529,000. Additionally, the Company assumed real estate and equipment leases for the restaurant. The acquisition has been accounted for under the purchase method. As a result, the Company recorded inventory, equipment and leasehold improvements totaling $199,000, trademarks of $125,000 and goodwill of approximately $205,000. The Company is amortizing the cost of the trademarks and goodwill over 20 years using the straight-line method and assesses the recoverability of such assets based upon the expected future cash flows from operations of the Pepperoni Grill concept. Pro forma results of operations for the year ended December 31, 1994, assuming that the restaurant acquisition had been made at the beginning of 1994, would not be materially different than the results reported.

(4) REAL ESTATE LEASES

     The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2009. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 29, 1996, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

                1997 ..............................  $ 3,026,000
                1998 ..............................    3,264,000
                1999 ..............................    3,299,000
                2000 ..............................    3,267,000
                2001 ..............................    3,162,000
                Thereafter ........................   10,964,000
                                                     -----------
                Total minimum rental commitments ..  $26,982,000
                                                     ===========

     Total minimum rental commitments includes $2,030,000 related to two locations scheduled for opening in 1997.

     The components of rent expense for noncancellable operating leases are summarized as follows:

                                                         Fiscal Year
                                            ------------------------------------
                                               1994         1995         1996
                                            ----------   ----------   ----------
Minimum rents ...........................   $2,013,000   $2,611,000   $2,912,000
Percentage rents ........................      123,000      131,000      211,000
                                            ----------   ----------   ----------
                                            $2,136,000   $2,742,000   $3,123,000
                                            ==========   ==========   ==========

(5) LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                         December 31,    December 29,
                                                             1995            1996
                                                         ------------    ------------
Revolving line of credit with a bank, interest at the
  London Interbank Offered Rates ("LIBOR") plus 2.75%
  (8.35% at December 29, 1996) ........................  $  1,200,000    $  1,450,000
Obligations under capital leases (A) ..................        74,328          49,023
                                                         ------------    ------------
                                                            1,274,328       1,499,023
Less current portion ..................................       (25,305)        (28,308)
                                                         ------------    ------------
                                                         $  1,249,023    $  1,470,715
                                                         ============    ============

(A) At December 29, 1996 the future minimum lease payments for equipment under capital leases are $32,400 for 1997 and $21,600 for 1998 (amount representing interest is $4,977).

     Maturities of long-term obligations at December 29, 1996 are:

              1997                    $   28,308
              1998                        20,715
              1999                     1,450,000
                                      ----------
                                      $1,499,023
                                      ==========

     In August 1995, the Company entered into a loan agreement with a bank (which replaced a $500,000 line of credit with another bank). This $3,000,000 loan agreement is a three year unsecured revolving facility allowing the Company to borrow at the national prime interest rate or the LIBOR plus 2.75% (the interest rate is reset monthly). The Company is required to pay a non-use fee of 1/2 of 1% per annum on the daily average of the unborrowed amount of the revolving loan facility. In July, 1996, the loan agreement was amended to allow the Company to borrow up to $5,000,000 through August 31, 1999. At December 29, 1996, the unborrowed amount under the amended agreement was $3,550,000. The loan agreement contains, among other things, certain financial covenants and restrictions. The more significant financial covenants require the Company maintain or achieve designated amounts of tangible net worth, current ratio and cash flow coverage ratio. The more significant restrictions contained in the amended loan agreement include amounts for capital expenditures, number of new stores, guaranteed debt obligations of any other corporation or individual, entering into merger, acquisition or significant asset sales agreements and limitation of borrowings during a designated period ("clean-down period"). The Company is required to maintain its borrowing under $2,000,000 for 30 consecutive days during the following clean-down periods; November 30, 1996 through January 31, 1997, November 30, 1997 through January 31, 1998 and November 30, 1998 through January 31, 1999.

     During the year ended December 29, 1996, the Company had not met a financial covenant and certain restriction provisions under the loan agreement. In April, 1997, these violations were waived by the bank.

(6) RELATED PARTY TRANSACTIONS

     An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $607,000 in 1994, $424,000 in 1995 and $168,000 in 1996. A director of the Company is a partner in a law firm that provides legal services to the Company. During 1994, 1995 and 1996, the Company incurred $107,000, $127,000 and $148,000, respectively, in legal services with the firm.

     During 1994 and 1996, the Company also acquired common stock from certain officers and directors (see Note 9).

(7) PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

     During 1995, the Company approved and began the implementation of a plan to close certain under-performing restaurants. As of December 29, 1996, the Company has disposed of three of the four restaurants planned in 1995 for closure. The remaining restaurant closure was completed in the first quarter of 1997. In addition, the Company identified and closed two additional restaurant locations (one of which occupied land and building owned by the Company which is presently held for sale). These restaurants (the 1995 and 1996 identified closures) collectively accounted for $5,695,000, $3,498,000, and $1,784,000 of revenues and $(31,000), $(223,000), and $(68,000) of operating losses for fiscal years 1994, 1995, and 1996, respectively. Management expects the effect of closing under-performing restaurants to result in improved margins and increased profitability for the Company in future periods.

     As a result of the completed and planned restaurant closures and other disposals, the Company recorded a pre-tax charge of $897,000 in the third quarter of 1995. The provision related to lease termination costs, litigation settlement costs, write-down of property, equipment and leasehold improvements, and other exits costs. As of December 29, 1996, the Company has a remaining reserve of approximately $145,000 for settlement of its remaining liabilities associated with the closures. Management expects to settle these liabilities in early 1997 and believes the reserve to be sufficient for such purposes.

     The Company has eight restaurants as of December 29, 1996, with indicators of potential impairment. During 1996, the Company recorded no provision for impairment as management believes there is no additional impairment under SFAS 121.

(8) INCOME TAXES

     The provision (benefit) for income taxes consist of the following (see
Note 2):

                                                        Fiscal Year
                                          --------------------------------------
                                             1994          1995          1996
                                          ----------    ----------    ----------
Current:
   Federal                                $       --    $       --    $       --
   State                                          --            --            --
                                          ----------    ----------    ----------
                                                  --            --            --
                                          ----------    ----------    ----------

Deferred:
   Federal                                   264,400      (110,000)       44,000
   State                                      52,000        (3,000)       30,000
                                          ----------    ----------    ----------
                                             316,400      (113,000)       74,000
                                          ----------    ----------    ----------
Provision (benefit) for income taxes      $  316,400    $ (113,000)   $   74,000
                                          ==========    ==========    ==========


     The components of deferred tax assets and liabilities consist of the following at:

                                                             December 31,   December 29,
                                                                 1995           1996
                                                             ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards .......................   $  1,702,000   $  2,169,000
  General business tax credits ...........................        400,000        687,000
  Restaurant closures and other disposals ................        260,000         54,000
  Deferred rent credit ...................................         41,000         68,000
  Other ..................................................         45,000         65,000
                                                             ------------   ------------
     Total deferred tax assets ...........................      2,448,000      3,043,000
  Valuation allowance for deferred tax assets ............             --             --
                                                             ------------   ------------
     Total deferred tax assets, net of allowance .........      2,448,000      3,043,000
                                                             ------------   ------------

Deferred tax liabilities:
  Smallwares expensed for tax purposes ...................        272,000        338,000
  Tax depreciation in excess of financial depreciation ...        787,000      1,325,000
  Other ..................................................          9,000         18,000
                                                             ------------   ------------
     Total deferred tax liabilities ......................      1,068,000      1,681,000
                                                             ------------   ------------
  Net deferred tax assets ................................   $  1,380,000   $  1,362,000
                                                             ============   ============

     At December 29, 1996, the Company has recorded a benefit for its deferred tax assets of $3,043,000. Management believes that $1,681,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the approximately $3,700,000 in future net income in the next three years necessary to realize the deferred tax assets not otherwise offset by reversing taxable temporary differences. Net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

     A reconciliation of theoretical income taxes follows:

                                                             Fiscal Year
                                               --------------------------------------
                                                  1994          1995          1996
                                               ----------    ----------    ----------
Expected tax provision at 34%                  $  387,100    $   24,800    $  223,000
Permanent differences                               6,200         8,500        12,100
State tax provisions, net of federal benefit       34,200         2,200        19,700
Tax effect of general business tax credits       (107,800)     (149,000)     (180,800)
Other, net                                         (3,300)          500            --
                                               ----------    ----------    ----------
Income tax provision (benefit)                 $  316,400    $ (113,000)   $   74,000
                                               ==========    ==========    ==========

     The Company estimates that at December 29, 1996, the tax net operating loss carryforward was approximately $5,900,000 (which principally relates to the tax benefit from the exercise of non-qualified stock options, the benefit of which was recognized through paid-in capital) which is available for utilization in various years through 2010.

(9) STOCKHOLDERS' EQUITY

     The Company has authorized 10,000,000 shares of $.002 par value preferred stock. None of the preferred stock has been issued. The rights, preferences and dividend policy have not been established and are at the discretion of the Company's Board of Directors.

     The Company has authorized 20,000,000 shares of common stock at a par value of $.002 per share. In conjunction with an offering of common stock in 1993, the Company issued to the underwriters warrants to purchase 67,500 common shares of the Company. Such warrants are exercisable beginning on November 22, 1994, at an initial exercise price of $5.89 per share. The exercise price escalates each anniversary date with a final exercise price of $6.56 per share on the fourth anniversary of the issuance of the warrants. The warrants expire on November 22, 1998. The exercise price and the number of shares of common stock for which the warrants are exercisable are subject to adjustment upon the occurrence of certain dilutive events.

     In May 1989, the Company's shareholders approved the Eateries, Inc. Omnibus Equity Compensation Plan ("the Plan") (which was amended in June 1994 by approval of the shareholders). The Plan consolidated the Company's equity based award programs which are described as follows:

DIRECTOR OPTION PLAN

     Non-qualified stock options granted and outstanding include 286,993 director options. Under the Plan each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2001). As a result of an amendment to the Plan in 1994, any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2002).

MANAGEMENT OPTIONS

     Non-qualified stock options granted and outstanding include 542,500 management options, which are vested over three to five-year periods and expire five years from the date vested (last expiring in 2006).

     A summary of stock option activity under the Plan is as follows:

                                                                                       Weighted
                                                         Number of  Exercise Price     Average
                                                          Shares       Per Share    Exercise Price
                                                         ---------  --------------- --------------
Outstanding at December 31, 1993 (of which approximately
   338,000 options are exercisable at weighted average
   prices of $.65) .....................................  394,974   $  .50 - $ 1.25  $ .72
Granted ................................................  172,500   $3.375 - $ 6.00  $4.53
Options exercised:
   Director ............................................  (19,191)  $ 1.25           $1.25
   Management ..........................................  (75,000)  $  .50 - $ .625  $ .60
Forfeited ..............................................  (22,794)  $ 1.25           $1.25
                                                          -------
Outstanding at December 31, 1994 (of which approximately
   269,000 options are exercisable at weighted average
   prices of $.78) .....................................  450,489   $  .50 - $ 6.00  $2.15
Granted ................................................  120,000   $2.875 - $3.875  $3.20
Options exercised:
   Director ............................................  (23,333)  $ .625 - $ 1.00  $ .79
   Management ..........................................  (30,500)  $  .50           $ .50
Forfeited ..............................................  (65,000)  $3.375 - $ 5.50  $5.01
                                                          -------
Outstanding at December 31, 1995 (of which approximately
   283,000 options are exercisable at weighted average
   prices of $1.65) ....................................  451,656   $ .625 - $ 6.00  $2.20
Granted ................................................  495,000   $2.625 - $4.375  $2.91
Options exercised:
   Director ............................................  (97,163)  $ .625           $ .63
Forfeited ..............................................  (20,000)  $3.375           $3.38
                                                          -------   ---------------  -----
Outstanding at December 29, 1996 (of which approximately
   362,000 options are exercisable at weighted average
   prices of $2.51) ....................................  829,493   $ .625 - $ 6.00  $2.77
                                                          =======   ===============  =====

     As of December 29, 1996, the Plan provides for issuance of options up to 2,494,017 shares and has 619,380 shares of common stock reserved for future grant under the Plan.

RESTRICTED MANAGEMENT OPTIONS

     As of December 31, 1995 and December 29, 1996, there were 120,000 and 20,000, respectively, restricted stock options (not granted under the Plan) which primarily vest over a four year period at 25% per year and expire five years from the date vested (last expiring in 2004). A summary of restricted stock option activity is as follows:

                                                                                                   Weighted
                                                                Number of      Exercise Price      Average
                                                                 Shares          Per Share      Exercise Price
                                                                ---------      --------------   --------------
Outstanding at December 31, 1993 and 1994 ....................        --          --                   --
Granted ......................................................   120,000       $3.00 - $3.125       $3.02
                                                                 -------
Outstanding at December 31, 1995 (none are exercisable) ......   120,000       $3.00 - $3.125       $3.02
Forfeited ....................................................  (100,000)      $3.00                $3.00
                                                                 -------       --------------       -----
Outstanding at December 29, 1996 (of which 5,000 options
  are excerisable at a price of $3.13 per option share) ......    20,000       $3.125               $3.13
                                                                 =======       ==============       =====

EMPLOYEE STOCK PURCHASE PLAN

     In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten year term of the plan (10,000 shares reserved for issuance at December 29, 1996, for the offering period ending on December 1,
1997). No shares were issued under the plan during 1994. During 1995 and 1996, 12,411 and 24,044 shares, respectively, were issued under the Plan.

STOCK BONUS PLAN

     The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 20,961 shares have been issued under the Plan leaving 179,039 shares available for issuance.

TREASURY STOCK TRANSACTIONS

     As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 1994, 1995 and 1996, the Company acquired 23,104, 1,917 and 8,722 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options. (Also see Note 8 regarding the tax benefits from the exercise of stock options.)

PRO FORMA INFORMATION FOR STOCK OPTIONS

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.34% and 5.71%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .28 and .28 and a weighted-average expected life of the options of 7.7 years. The weighted average grant date fair value of options issued in 1995 and 1996 was $1.21 and $1.08, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock purchase plan.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        1995         1996
                                                      --------     --------
Pro forma net income                                  $149,714     $419,269
Pro forma net income per share                        $   0.04     $   0.11

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (In thousands except per share data)

                                   First    Second      Third     Fourth
                                  Quarter   Quarter    Quarter    Quarter   Annual
                                  -------   -------    -------    -------   -------
1996
    Total revenues                $12,772   $13,426    $13,999    $16,219   $56,416
    Gross profit                    8,931     9,350      9,773     11,292    39,346
    Net income (loss)                  37      (166)       109        601       581
    Net income (loss) per share      0.01     (0.04)      0.03       0.15      0.15
1995
    Total revenues                $10,475   $10,682    $11,449    $13,994   $46,600
    Gross profit                    7,261     7,399      8,096      9,877    32,633
    Net income (loss)                  25       (45)      (642)       848       186
    Net income (loss) per share      0.01     (0.01)     (0.17)      0.22      0.05
1994
    Total revenues                $ 8,421   $ 9,276    $ 9,945    $11,917   $39,559
    Gross profit                    5,903     6,511      6,866      8,227    27,507
    Net income                         78        27        106        611       822
    Net income per share             0.02      0.01       0.03       0.16      0.21

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------
3.1      Amended and Restated Articles of Incorporation. (1)

3.2      Amendment to the Amended and Restated Articles of Incorporation. (2)

3.3      Bylaws as amended. (1)

4.4      Specimen Stock Certificate. (3)

4.5      Form of Representative's Warrant. (3)

10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated October 1, 1995.

10.2     Employment Agreement between the Company and James M. Burke, dated
         October 1, 1995.

10.4     Lease Agreement dated May 1, 1987 (as amended June 30, 1990, October
         1, 1992 and October 1, 1993) between the Company and Colonial Center,
         LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)

10.5     Lease Agreement dated May 28, 1992 between the Company and The Pines
         Mall Limited Partnership, an Iowa limited partnership, for the lease of the Garfield's restaurant facilities at The Pines Mall, Pine bluff, Arkansas. (3)

10.6     Lease Agreement dated March 16, 1992 between the Company and UM
         Partners, an Illinois general partnership, for the lease of the Garfield's restaurant facilities at University Mall, Carbondale,
         Illinois. (3)

10.7     Lease Agreement dated December 17, 1991 (and amended November 10,
         1992) between the Company and Columbia Mall Limited Partnership, an
         Iowa general partnership, for the lease of the Garfield's Restaurant facilities at Columbia Mall, Columbia, Missouri. (3)

10.8     Franchise Agreement and Amendment dated August 31, 1993 between the
         Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)

10.9 Amended and Restated Franchise Agreement and Modification of Amended and Restated Franchise Agreement dated December 31, 1992 between the
         Company and O.E., Inc. for the three Garfield's franchise locations in the Oklahoma City, Oklahoma metropolitan area. (3)

10.10    Form of Franchise Agreement (revised March 1, 1993).(7)

10.11    Management Agreement dated December 31, 1992 between the Company and
         O.E., Inc. for the supervision and accounting services provided by the Company for three Garfield's franchise locations in the Oklahoma City metropolitan area. (3)

10.12    Collateral Assignment Agreement dated January 20, 1991, between the
         Company and Vincent F. Orza, Jr. (5)

10.13    Collateral Assignment Agreement dated January 20, 1991, between the
         Company and James M. Burke. (5)

10.15    Stock Plan for Significant Employees of the Company, dated December 1,
         1986. (6)

10.16    1987 Director Stock Incentive Plan. (6)

10.17    Eateries, Inc. Omnibus Equity Compensation Plan. (6)

10.18    Underwriting Agreement between the Company, Pauli & Company
         Incorporated, RAS Securities Corp. and certain shareholders of the Company dated November 15, 1993. (3)

10.22    Asset Sale Agreement dated January 9, 1995 between the Company and
         Pepperoni Grill, Inc. and Specialty Restaurants, involving the purchase of assets of Pepperoni Grill restaurant by the Company. (9)

10.23    Employment Agreement between the Company and Corey Gable, dated
         January 1, 1997.

10.24    Employment Agreement between the Company and Peter L. Holloway, dated
         January 1, 1995. (9)

10.25    Employee Stock Purchase Plan dated June 15, 1994 (8).

10.26 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (9)

10.27    Option Agreement between the Company and Vincent F. Orza, Jr., dated
         January 4, 1996

10.28    Option Agreement between the Company and James M. Burke, dated January
         4, 1996

10.29    Option Agreement between the Company and Corey Gable, dated April 5,
         1996

10.30 Loan Agreement between the Company and Liberty Bank and Trust Company of Oklahoma City, National Association, dated August 31, 1995

10.31    First Amendment, dated July 30, 1996, to Loan Agreement between the
         Company and Liberty Bank and Trust Company of Oklahoma City, National
         Association, dated August 31, 1995

11.1     Computation of net income (loss) per share.

23.1     Consent of Ernst & Young LLP.

27.1     Financial Data Schedule.

---------------
(1) Filed as exhibit to Registrant's Registration Statement on Form S-18 (File No. 33-6818-FW).
(2) Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.
(3) Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896).
(4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-14968) and incorporated herein by reference.
(5) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.
(6) Filed as exhibit to Registrant's Registration Statement on form S-8 (File No. 33-41279).
(7) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14968) and incorporated herein by reference.
(8) Filed as Appendix A to the Company's Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
(9) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.