Form 10-Q
period 1997-03-30
EATERIES INC
filed 1997-05-14
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended March 30, 1997.

Commission File Number:   0-14968
                       ---------------------------------------------------------

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Oklahoma                            73-1230348
--------------------------------------   --------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

   3240 W. Britton Rd., Ste. 202,
       Oklahoma City, Oklahoma                            73120
----------------------------------------   -------------------------------------
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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. - As of May 10, 1997, 3,922,562 common shares, $.002 par value, were outstanding.

                        EATERIES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX


                                                                                                           Page
                                                                                                           ----
Part I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
                  December 29, 1996 and
                  March 30, 1997 (unaudited)............................................................     4

         Condensed Consolidated Statements of Income
                  (unaudited)
                  Thirteen weeks ended March 31, 1996
                  and March 30, 1997....................................................................     5

         Condensed Consolidated Statements of Cash Flows
                  (unaudited)
                  Thirteen weeks ended March 31, 1996
                  and March 30, 1997....................................................................     6

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)................................................................     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................................     9

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................................................    17

                                     PART I


                             FINANCIAL INFORMATION

Item 1. Financial Statements

                        EATERIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 29,        March 30,
                                                      1996              1997
                                                  ------------      ------------
                                                                    (unaudited)
                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $    695,481      $    833,969
     Receivables                                       801,546         1,024,060
     Deferred income taxes                             387,000           683,000
     Inventories                                     1,400,262         1,317,591
     Other                                             209,929           220,205
                                                  ------------      ------------
         Total current assets                        3,494,218         4,078,825

PROPERTY AND EQUIPMENT                              33,024,956        33,863,307
Less landlord finish-out allowances                (13,896,522)      (14,288,522)
Less accumulated depreciation and
  amortization                                      (5,444,896)       (5,982,670)
                                                  ------------      ------------
     Net property and equipment                     13,683,538        13,592,115

DEFERRED INCOME TAXES                                  975,000           584,000
OTHER ASSETS, net                                      555,945           509,210
                                                  ------------      ------------
                                                  $ 18,708,701      $ 18,764,150
                                                  ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $  4,359,571      $  3,270,615
     Accrued liabilities                             2,562,336         2,050,070
     Current portion of long-term
       obligations                                      28,308            39,949
                                                  ------------      ------------
          Total current liabilities                  6,950,215         5,360,634

OTHER NONCURRENT LIABILITIES                           638,017           687,384
LONG-TERM OBLIGATIONS, net of
  current portion                                    1,470,715         2,817,292

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued                           --                --
     Common stock                                        8,287             8,300
     Additional paid-in capital                      9,340,519         9,360,781
     Retained earnings                               1,666,092         1,894,903
                                                  ------------      ------------
                                                    11,014,898        11,263,984
     Treasury stock, at cost,
       282,761 shares at December
       29, 1996 and March 30, 1997                  (1,365,144)       (1,365,144)
                                                  ------------      ------------
     Total stockholders' equity                      9,649,754         9,898,840
                                                  ------------      ------------
                                                  $ 18,708,701      $ 18,764,150
                                                  ============      ============

           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                    Thirteen Weeks   Thirteen Weeks
                                    Ended March 31,  Ended March 30,
                                         1996             1997
                                    ---------------  ---------------
REVENUES:
  Food and beverage sales             $12,611,122     $14,031,238
  Franchise fees and royalties             65,138          70,639
  Other income                             95,456         101,538
                                      -----------     -----------
                                       12,771,716      14,203,415
                                      -----------     -----------
COSTS AND EXPENSES:
  Cost of sales                         3,840,928       4,081,825
  Operating expenses                    7,462,761       8,188,374
  Pre-opening costs                       120,000          18,000
  General and administrative              833,837         981,858
  Depreciation and amortization           432,939         542,026
  Interest expense                         28,972          67,524
                                      -----------     -----------
                                       12,719,437      13,879,607
                                      -----------     -----------
INCOME BEFORE INCOME TAXES                 52,279         323,808

PROVISION FOR INCOME TAXES                 15,000          95,000
                                      -----------     -----------

NET INCOME                            $    37,279     $   228,808
                                      ===========     ===========

WEIGHTED AVERAGE COMMON AND
         COMMON EQUIVALENT SHARES       3,932,113       4,083,604
                                      ===========     ===========

NET INCOME PER SHARE                  $      0.01     $      0.06
                                      ===========     ===========



           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Thirteen Weeks         Thirteen Weeks
                                                         Ended March 31,        Ended March 30,
                                                              1996                   1997
                                                         ---------------        -------------
Cash flows from operating activities:
  Net income                                               $    37,279            $   228,808
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation & amortization                              432,939                542,026
      Common stock bonuses                                          --                  1,950
      Provision for deferred income taxes                       15,000                 95,000
      (Increase) decrease in:
          Receivables                                         (146,998)              (125,130)
          Inventories                                           70,756                 82,671
          Other                                                (30,108)               (10,276)
      Increase (decrease) in:
          Accounts payable                                     856,051               (216,411)
          Accrued liabilities                                 (543,744)              (512,266)
          Other noncurrent liabilities                          (8,468)                49,366
                                                           -----------            -----------
   Total adjustments                                           645,428                (93,070)
                                                           -----------            -----------
     Net cash provided by operating
       activities                                              682,707                135,738
                                                           -----------            -----------

Cash flows from investing activities:
  Capital expenditures                                      (2,351,485)              (838,348)
  Landlord allowances                                        1,038,613                294,616
  Additions to other assets                                     (4,478)                42,484
                                                           -----------            -----------
  Net cash used in investing activities                     (1,317,350)              (501,248)
                                                           -----------            -----------

Cash flows from financing activities:
  Decrease in bank overdraft included
    in accounts payable                                             --               (872,545)
  Payments on notes payable to vendor                          (13,139)                    --
  Net borrowings under revolving
    credit agreement                                           900,000              1,250,000
  Borrowing under note payable                                      --                115,000
  Payments on long-term obligations                                 --                 (6,782)
  Proceeds from sale of common stock                                --                    325
  Proceeds from exercise of stock options                       60,727                 18,000
                                                           -----------            -----------
  Net cash provided by financing activities                    947,588                503,998
                                                           -----------            -----------

Net increase in cash & cash
  equivalents                                                  312,945                138,488
Cash and cash equivalents at beginning of period             1,001,954                695,481
                                                           -----------            -----------
Cash and cash equivalents at end of period                 $ 1,314,899            $   833,969
                                                           ===========            ===========


           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company changed its fiscal year-end in the first quarter of 1996 to a 52/53 week year ending on the last Sunday in December. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. Operating results for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

Note 2 - Balance Sheet Information

   Receivables are comprised of the following:

                                  December 29,       March 30,
                                     1996              1997
                                  ------------     -----------
   Franchisees                    $   53,685       $   48,528
   Insurance refunds                 164,219          192,910
   Landlord finish-out allowances    188,866          286,250
   Other                             394,776          496,372
                                  ----------       ----------
                                  $  801,546       $1,024,060
                                  ==========       ==========


   Accrued liabilities are comprised of the following:

                                  December 29,       March 30,
                                     1996             1997
                                  ------------     -----------
   Compensation                   $1,388,058       $1,302,701
   Taxes, other than income          456,681          346,050
   Other                             717,597          401,319
                                  ----------       ----------
                                  $2,562,336       $2,050,070
                                  ==========       ==========

Note 3 - Supplemental Cash Flow Information

For the thirteen-week periods ended March 31, 1996 and March 30, 1997, the Company had the following non-cash investing activity:

                              Thirteen Weeks     Thirteen Weeks
                              Ended March 31,    Ended March 30,
                                   1996               1997
                              ---------------    ---------------
Net increase (decrease) in
  receivables for landlord
  finish-out allowances          $(265,528)         $ 97,384

Note 4 - Provision for Restaurant Closures and Other Disposals

During 1995, the Company approved and began the implementation of a plan to close four underperforming restaurants. In 1996, the Company identified two additional restaurants for closure. As of March 30, 1997, the Company has closed all six of these restaurants and has incurred all costs associated with these closures. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability in future periods. In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to dispose of assets it considers in the best long-term interest of the Company's shareholders.

Note 5 - New Accounting Standard

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces primary earnings per share (EPS) with basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement is effective for periods ending after December 15, 1997, and the Company believes the effect on its EPS will be immaterial.

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

INTRODUCTION

     As of March 30, 1997, the Company owned and operated 40 and franchised eight (Garfield's) casual theme, dinnerhouse restaurants. The Company currently has three Garfield's in development. As of the date of this report, the entire system includes 43 (40 Garfield's, two Pepperoni Grills and one test Casa Ole') Company and eight franchise Garfield's restaurants.

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

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                    Thirteen Weeks      Thirteen Weeks
                                                    Ended March 31,     Ended March 30,
                                                         1996                1997
                                                         ----                ----
Statements of Income Data:
Revenues:
         Food and beverage sales ............             98.7%                98.8%
         Franchise fees and royalties .......              0.5%                 0.5%
         Other income .......................              0.8%                 0.7%
                                                     ---------            ---------
                                                         100.0%               100.0%

Costs and Expenses:
         Cost of sales (1) ..................             30.5%                29.1%
         Operating expenses (1) .............             59.2%                58.4%
         Pre-opening costs (1) ..............              1.0%                 0.1%
         General and administrative .........              6.5%                 6.9%
         Depreciation and amortization (1) ..              3.4%                 3.9%
         Interest expense ...................              0.2%                 0.5%
                                                     ---------            ---------

Income before income taxes ..................              0.4%                 2.3%

Provision for income taxes ..................              0.1%                 0.7%
                                                     ---------            ---------

Net income ..................................              0.3%                 1.6%
                                                     =========            =========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
         Company restaurants ................        $  12,611            $  14,031
         Franchise restaurants ..............            2,033                1,994
                                                     ---------            ---------
           Total ............................        $  14,644            $  16,025
                                                     =========            =========
Number of restaurants (at end of period):
         Company restaurants ................               42                   43
         Franchise restaurants ..............                8                    8
                                                     ---------            ---------
           Total ............................               50                   51
                                                     =========            =========

(1) As a percentage of food and beverage sales.


RESULTS OF OPERATIONS

For the quarter ended March 30, 1997, the Company recorded net income of $229,000 ($0.06 per share) on revenues of $14,203,000. This compares to net income of $37,000 ($0.01 per share) for the quarter ended March 31, 1996 on revenues of $12,772,000.

REVENUES

Company revenues for the quarter ended March 30, 1997 increased 11% over the revenues reported for the same period in 1996. The number of Company restaurants operating at the end of each respective first quarter and the number of operating months during that quarter were as follows:

                   Number of      Number of        Average Monthly
  Quarter Ended   Units Open   Operating Months    Sales Per Unit
  -------------   ----------   ----------------    ---------------
  March 30, 1997      43             131             $107,100
  March 31, 1996      42             124             $101,700

Average monthly sales per unit increased by $5,400 or 5.3% during the first quarter of 1997 versus 1996. This increase is attributable to the following items:

During 1996, the Company began testing electronic advertising campaigns in selected markets. Based on the favorable results of these tests, the Company expanded its electronic advertising campaign into additional markets during the first quarter of 1997.

Since April, 1996, the Company has rolled out three new menu revisions (in July and October, 1996 and January, 1997), which included selective modest price increases (inline with competitor pricing on comparable food selections) and introduced new higher-priced product selections that were featured in the Company's electronic and newspaper advertising campaigns.

During 1996, the Company changed its fiscal year to a 52/53 week year ending on the last Sunday in December. As a result of this change, the Company's 1996 fiscal year ended on December 29, 1996. This moved two of the Company's highest sales volume days (December 30 and 31) into the first quarter of 1997.

As a result of the Company's strategy to close underperforming locations, the mix of restaurants open during the first quarter of 1997 represents a higher sales volume mix than was open during the first quarter of 1996.

The effects of the previously noted items, along with the local efforts of our restaurant management teams, contributed to the Company's average monthly sales per unit increases.

Franchise fees and continuing royalties increased to $71,000 from $65,000 in the quarters ended March 30, 1997 and March 31, 1996, respectively. Other income for the quarter ended March 30, 1997 was $102,000 as compared to the previous year's amount of $95,000.

COSTS AND EXPENSES

The following is a comparison of cost of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                    Thirteen Weeks   Thirteen Weeks
                    Ended March 31,  Ended March 30,
                         1996            1997
                    ---------------  ---------------
Cost of sales             30.5%           29.1%

Labor costs               27.9%           26.5%
                        ------          ------

Total                     58.4%           55.6%
                        ======          ======

The decrease in cost of sales percentages during 1997 versus 1996 primarily relates to continued menu development, increased vendor rebates and improved store-level food and beverage cost controls.

The decrease in labor costs as a percentage of food and beverage sales during 1997 versus 1996 primarily relates to a new scheduling program, a reduction in the average number of managers per store and continued refinement of restaurant operations resulting in reduced kitchen labor costs.

For the quarter ended March 30, 1997, operating expenses as a percentage of food and beverage sales decreased to 58.4% from 59.2% in the quarter ended March 31, 1996. This decrease principally relates to lower labor costs (as previously explained) partially offset by an increase in restaurant occupancy costs.

Restaurant pre-opening development costs, which are expensed as incurred, were $18,000 in 1997 (0.1% of food and beverage sales) versus $120,000 (1.0% of food and beverage sales) in 1996. No restaurants were opened in the 1997 first quarter while one restaurant was opened in the 1996 first quarter.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the quarters ended March 30, 1997 and March 31, 1996, general and administrative costs as a percentage of total revenues were 6.9% and 6.5%, respectively. The first quarter 1997 increase as a percentage of revenues primarily relates to an increase in incentive compensation and severance costs. The higher absolute levels of general and administrative costs from 1996 to 1997 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased during the first quarter of 1997 to $542,000 (3.9% of food and beverage sales) compared to $433,000 (3.4% of food and beverage sales) in 1996. The increase principally relates to the increase in net assets subject to depreciation and amortization in 1997 versus 1996 because of additional Garfield's and Pepperoni Grill restaurants opened since April 1, 1996, and the remodeling of older restaurants.

Interest expense during the first quarter of 1997 was $68,000 (0.5% of total revenues) versus $29,000 (0.2% of total revenues) in the first quarter of 1996. This increase primarily relates to an increase in the average borrowing amount under the Company's revolving credit agreement during the first quarter of 1997 versus the first quarter of 1996.

INCOME TAXES

The Company's provision for income taxes was $95,000 during the first quarter of 1997 versus $15,000 during 1996. The effective tax rate for the Company during the first quarter of 1997 was 29.3% versus 28.7% during the previous year's first quarter.

NET INCOME PER SHARE AMOUNTS

Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,932,113 and 4,083,604 in the quarters ended March 31, 1996 and March 30, 1997, respectively. Under the treasury stock method of computation, outstanding stock options and warrants represented 124,022 and 220,337 common equivalent shares for the quarters ended March 31, 1996 and March 30, 1997, respectively.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces primary earnings per share (EPS) with basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

The Statement is effective for periods ending after December 15, 1997, and the Company believes the effect on its EPS will be immaterial.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 1997, the Company's working capital ratio was .76 to 1 compared to
 .50 to 1 at December 29, 1996. The Company's working capital was $(1,271,000) at March 30, 1997 versus $(3,456,000) at December 29, 1996. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the quarter ended March 30, 1997, the Company had net cash provided by operating activities of $136,000 as compared to net cash provided by operating activities of $683,000 during the comparable 1996 period.

The Company plans to open three to five units during 1997 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1997.

In August, 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July, 1996, this line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. This revolver is unsecured, has a three-year term and contains customary financial covenants. This new credit facility provides the Company additional borrowing capacity to continue its expansion plans over the next several years.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit 11.1 - Computation of net income per share.

         Exhibit 27.1 - Financial Data Schedule

    (b) No reports on Form 8-K were filed during the thirteen weeks ended March 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EATERIES, INC.
                                             Registrant


Date:  May 13, 1997                          By: /s/ COREY GABLE
                                                 ------------------------------
                                                 Corey Gable
                                                 Vice President/Treasurer
                                                 Chief Financial and
                                                 Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------
 11.1         Computation of net income per share
 27.1         Financial Data Schedule