Form 10-Q
period 1997-06-29
EATERIES INC
filed 1997-08-13
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Act of 1934 for the Quarterly Period ended
         June 29, 1997.

Commission File Number: 0-14968
                        -------------------------------------------------------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                        73-1230348
----------------------------------------         ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    3240 W. Britton Rd., Ste. 202,
       Oklahoma City, Oklahoma                               73120
----------------------------------------         ------------------------------
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

[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 1997, 3,852,059 common shares, $.002 par value, were outstanding.

                        EATERIES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                         Page
                                                                         ----
Part I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
          December 29, 1996 and
          June 29, 1997 (unaudited) . . . . . . . . . . . . . . . . . .   4

     Condensed Consolidated Statements of
        Income (unaudited)
          Thirteen weeks ended June 30, 1996
          and June 29, 1997 . . . . . . . . . . . . . . . . . . . . . .   5

          Twenty-six weeks ended June 30, 1996
          and June 29, 1997 . . . . . . . . . . . . . . . . . . . . . .   6

     Condensed Consolidated Statements of
        Cash Flows (unaudited)
          Twenty-six weeks ended June 30, 1996
          and June 29, 1997 . . . . . . . . . . . . . . . . . . . . . .   7

     Notes to Condensed Consolidated Financial
        Statements (unaudited). . . . . . . . . . . . . . . . . . . . .   8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  11


Part II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote
          of Security Holders . . . . . . . . . . . . . . . . . . . . .  19

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  19

                                     PART I


                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        EATERIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 29,       June 29,
                                                         1996            1997
                                                     ------------    ------------
                                                                      (unaudited)
                           ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                  $    695,481    $    742,516
          Receivables                                     801,546       1,038,022
          Deferred income taxes                           387,000         683,000
          Inventories                                   1,400,262       1,334,807
          Other                                           209,929         413,383
                                                     ------------    ------------
                 Total current assets                   3,494,218       4,211,728
                                                     ------------    ------------

PROPERTY AND EQUIPMENT                                 33,024,956      33,775,897
Less landlord finish-out allowances                   (13,896,522)    (14,088,264)
Less accumulated depreciation and
    amortization                                       (5,444,896)     (6,082,902)
                                                     ------------    ------------
         Net property and equipment                    13,683,538      13,604,731
                                                     ------------    ------------

DEFERRED INCOME TAXES                                     975,000         611,000
OTHER ASSETS, net                                         555,945         689,964
                                                     ------------    ------------
                                                     $ 18,708,701    $ 19,117,423
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable                           $  4,359,571    $  2,863,428
          Accrued liabilities                           2,562,336       2,421,512
          Current portion of long-term
            obligations                                    28,308          29,941
                                                     ------------    ------------
                  Total current liabilities             6,950,215       5,314,881
                                                     ------------    ------------

OTHER NONCURRENT LIABILITIES                              638,017         724,931
                                                     ------------    ------------
LONG-TERM OBLIGATIONS, net of
    current portion                                     1,470,715       3,120,325
                                                     ------------    ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
          Preferred stock, none issued                          -               -
          Common stock                                      8,287           8,411
          Additional paid-in capital                    9,340,519       9,437,653
          Retained earnings                             1,666,092       1,918,590
                                                     ------------    ------------
                                                       11,014,898      11,364,654
          Treasury stock, at cost,
             282,761 shares at
             December 29, 1996 and
             298,164 shares at
             June 29, 1997                             (1,365,144)     (1,407,368)
                                                     ------------    ------------
                  Total stockholders' equity            9,649,754       9,957,286
                                                     ------------    ------------

                                                     $ 18,708,701    $ 19,117,423
                                                     ============    ============

           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                       Thirteen Weeks Ended
                                                    June 30,           June 29,
                                                      1996              1997
                                                  ------------      ------------
REVENUES:
     Food and beverage sales                      $ 13,267,736      $ 13,524,752
     Franchise fees and royalties                       68,337            63,052
     Other income                                       89,586           121,586
                                                  ------------      ------------
                                                    13,425,659        13,709,390
                                                  ------------      ------------
COSTS AND EXPENSES:
     Costs of sales                                  4,076,377         3,796,738
     Operating expenses                              7,988,520         8,136,320
     Pre-opening costs                                 154,000           156,000
     General and administrative                        962,176         1,006,201
     Depreciation and amortization                     439,889           532,123
     Interest expense                                   38,550            48,318
                                                  ------------      ------------
                                                    13,659,512        13,675,700
                                                  ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (233,853)           33,690

PROVISION (BENEFIT) FOR INCOME TAXES                   (68,000)           10,000
                                                  ------------      ------------

NET INCOME (LOSS)                                 $   (165,853)     $     23,690
                                                  ============      ============

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                         3,843,404         3,954,811
                                                  ============      ============

NET INCOME (LOSS) PER SHARE                       $      (0.04)     $       0.01
                                                  ============      ============


           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                      Twenty-six Weeks Ended
                                                     June 30,          June 29,
                                                      1996              1997
                                                  ------------      ------------
REVENUES:
     Food and beverage sales                      $ 25,878,858      $ 27,555,990
     Franchise fees and royalties                      133,475           133,691
     Other income                                      185,042           223,124
                                                  ------------      ------------
                                                    26,197,375        27,912,805
                                                  ------------      ------------
COSTS AND EXPENSES:
     Costs of sales                                  7,917,305         7,878,563
     Operating expenses                             15,451,281        16,324,694
     Pre-opening costs                                 274,000           174,000
     General and administrative                      1,796,013         1,988,059
     Depreciation and amortization                     872,828         1,074,149
     Interest expense                                   67,522           115,842
                                                  ------------      ------------
                                                    26,378,949        27,555,307
                                                  ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (181,574)          357,498

PROVISION (BENEFIT) FOR INCOME TAXES                   (53,000)          105,000
                                                  ------------      ------------

NET INCOME (LOSS)                                 $   (128,574)     $    252,498
                                                  ============      ============

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                         3,887,759         4,019,208
                                                  ============      ============

NET INCOME (LOSS) PER SHARE                       $      (0.03)     $       0.06
                                                  ============      ============


           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Twenty-six Weeks Ended
                                                      June 30,        June 29,
                                                        1996           1997
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
   Net income (loss)                                 $  (128,574)   $   252,498
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation & amortization                        872,828      1,074,149
      Gain on sale of assets                              (3,153)        (6,165)
      Common stock bonuses                                 4,366          8,600
      Deferred income taxes                              (53,000)       105,000
      (Increase) decrease in:
           Receivables                                  (244,454)      (366,637)
           Inventories                                    48,044         65,455
           Other                                         (37,424)      (203,454)
      Increase (decrease) in:
           Accounts payable                              612,886       (745,244)
           Accrued liabilities                          (661,672)      (154,159)
           Other noncurrent liabilities                    1,436         86,912
                                                     -----------    -----------
Total adjustments                                        539,857       (135,543)
                                                     -----------    -----------
   Net cash provided by operating activities             411,283        116,955
                                                     -----------    -----------

Cash flows from investing activities:
   Capital expenditures                               (4,129,817)    (2,014,143)
   Landlord allowances                                 1,841,563      1,005,608
   Proceeds from sale of property and equipment           33,816         15,063
   (Increase) decrease in other assets                    (9,203)        13,774
                                                     -----------    -----------
      Net cash used in investing activities           (2,263,641)      (979,698)
                                                     -----------    -----------

Cash flows from financing activities:
   Payments on notes payable to vendor                   (13,139)             -
   Payments on long-term obligations                     (12,298)       (13,757)
   Borrowing under note payable                                -        115,000
   Net borrowings under revolving credit agreement     1,800,000      1,550,000
   Decrease in bank overdraft
     included in accounts payable                              -       (750,899)
   Proceeds from sale of common stock                        688            325
   Proceeds from exercise of stock options                60,727         26,333
   Payment of withholding tax liabilities
     related to acquisition of treasury stock                  -        (17,224)
                                                     -----------    -----------
      Net cash provided by financing activities        1,835,978        909,778
                                                     -----------    -----------

Net increase (decrease) in cash & cash equivalents       (16,380)        47,035
Cash and cash equivalents at beginning of period       1,001,954        695,481
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   985,574    $   742,516
                                                     ===========    ===========


           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company changed its fiscal year-end in the first quarter of 1996 to a 52/53 week year ending on the last Sunday in December. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. Operating results for the thirteen and twenty-six week periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                                    December 29,       June 29,
                                                        1996             1997
                                                    ------------      ----------
Franchisees . . . . . . . . . . . . . . . . . . .    $   53,685       $   34,467
Insurance refunds . . . . . . . . . . . . . . . .       164,219          427,487
Landlord finish-out allowances. . . . . . . . . .       188,866           50,000
Vendor rebates. . . . . . . . . . . . . . . . . .       226,322          354,254
Other . . . . . . . . . . . . . . . . . . . . . .       168,454          171,814
                                                     ----------       ----------
                                                     $  801,546       $1,038,022
                                                     ==========       ==========


Accrued liabilities are comprised of the following:

                                                    December 29,       June 29,
                                                        1996             1997
                                                    ------------      ----------
Compensation . . . . . . . . . . . . . . . . . .     $1,388,058       $1,327,324
Taxes, other than income . . . . . . . . . . . .        456,681          396,824
Other  . . . . . . . . . . . . . . . . . . . . .        717,597          697,364
                                                     ----------       ----------
                                                     $2,562,336       $2,421,512
                                                     ==========       ==========

Note 3 - Supplemental Cash Flow Information

For the twenty-six week periods ended June 30, 1996 and June 29, 1997, the Company had the following non-cash investing and financing activities:

                                                       Twenty-six Weeks Ended
                                                       June 30,       June 29,
                                                         1996           1997
                                                      ---------      ---------
Net decrease in receivables for
    landlord finish-out allowances                    $(137,528)     $(138,866)
Increase in additional paid-in
    capital as a result of tax
    benefits from the exercise of
    non-qualified stock options                          56,000         37,000
Acquisition of treasury stock upon exercise
    of stock options                                        --          25,000
Sale of property and equipment in exchange
    for notes receivable                                    --         160,000
Asset write-offs related to restaurant
    closures                                                --          13,334

Note 4 - Provision for Restaurant Closures and Other Disposals

During 1995, the Company approved and began the implementation of a plan to close four underperforming restaurants. In 1996, the Company identified two additional restaurants for closure. As of June 29, 1997, the Company has closed all six of these restaurants and has incurred all costs associated with these closures. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability in future periods. In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to dispose of assets it considers in the best long-term interest of the Company's shareholders.

Note 5 - Stock Put Agreements

In April, 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or other legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the deceased officer or the members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnerships, corporations or other entities on the date of their death. The per share purchase price payable by the Company for common stock purchased under the agreements is the greater of the highest closing stock price during the 60 days preceding the officer's death or two times the net book value per share as of the last day of the calendar month immediately preceding the officer's death. In any event, the total purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer.

Note 6 - New Accounting Standards

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share
(EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus common stock equivalents. The Statement is effective for periods ending after December 15, 1997, and the Company believes the effect on its EPS will be immaterial.


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt both of these accounting standards as of the first day of fiscal year 1998.

SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not believe that comprehensive income will differ materially from net income.

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not anticipate the adoption of this new accounting standard will create additional business segment reporting requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures and other similar matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

INTRODUCTION

As of June 29, 1997, the Company owned and operated 42 and franchised eight (Garfield's) casual theme dinnerhouse restaurants. The Company currently has one additional Garfield's in development. As of June 29, 1997, the entire system includes 45 (42 Garfield's, two Pepperoni Grills and one test Casa Ole') Company-owned and eight franchised Garfield's restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                      THIRTEEN WEEKS           TWENTY-SIX WEEKS
                                                          ENDED                      ENDED
                                                  June 30,      June 29,     June 30,      June 29,
                                                   1996          1997         1996           1997
                                                 ---------     ---------    ---------     ---------
Statements of Income Data:
Revenues:
           Food and beverage sales . . . . . . .      98.8%         98.7%        98.8%         98.7%
           Franchise fees and royalties  . . . .       0.5%          0.4%         0.5%          0.5%
           Other income  . . . . . . . . . . . .       0.7%          0.9%         0.7%          0.8%
                                                 ---------     ---------    ---------     ---------
                                                     100.0%        100.0%       100.0%        100.0%
Costs and Expenses:
           Costs of sales (1)  . . . . . . . . .      30.7%         28.1%        30.6%         28.6%
           Operating expenses(1) . . . . . . . .      60.2%         60.2%        59.7%         59.2%
           Pre-opening costs (1) . . . . . . . .       1.2%          1.2%         1.1%          0.6%
           General and administrative  . . . . .       7.2%          7.3%         6.9%          7.1%
           Depreciation and amortization (1)           3.3%          3.9%         3.4%          3.9%
           Interest expense  . . . . . . . . . .       0.3%          0.4%         0.3%          0.4%
                                                 ---------     ---------    ---------     ---------
                                                     101.7%         99.8%       100.7%         98.7%
                                                 ---------     ---------    ---------     ---------

Income (loss) before income taxes  . . . . . . .      (1.7%)         0.2%        (0.7%)         1.3%
Provision (benefit) for income taxes . . . . . .      (0.5%)         0.1%        (0.2%)         0.4%
                                                 ---------     ---------    ---------     ---------

Net income (loss). . . . . . . . . . . . . . . .      (1.2%)         0.2%        (0.5%)         0.9%
                                                 =========     =========    =========     =========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
           Company restaurants . . . . . . . . . $  13,268     $  13,525    $  25,879     $  27,556

           Franchise restaurants . . . . . . . .     2,037         1,957        4,070         3,951
                                                 ---------     ---------    ---------     ---------
               Total . . . . . . . . . . . . . . $  15,305     $  15,482    $  29,949     $  31,507
                                                 =========     =========    =========     =========
Number of restaurants (at end of period):
           Company restaurants . . . . . . . . .        43            45
           Franchise restaurants . . . . . . . .         8             8
                                                 ---------     ---------
               Total . . . . . . . . . . . . . .        51            53
                                                 =========     =========

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended June 29, 1997, the Company recorded net income of $24,000 ($0.01 per share) on revenues of $13,709,000. This compares to net loss of $(166,000) ($(0.04) per share) for the quarter ended June 30, 1996, on revenues of $13,426,000. For the twenty-six weeks ended June 29, 1997, the Company reported net income of $252,000 ($0.06 per share) compared to net loss of $(129,000) ($(0.03) per share) for the twenty-six weeks ended June 30, 1996.

REVENUES

Company revenues for the thirteen and twenty-six week periods ended June 29, 1997, increased 2% and 7%, respectively, over the revenues reported for the same periods in 1996. The revenue increase relates primarily to increased food and beverage sales during the thirteen and twenty-six week periods in 1997. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                    Number of               Average Monthly
                                 Operating Months           Sales Per Unit
                              ----------------------    ----------------------
   Period        Number of    Thirteen    Twenty-six    Thirteen    Twenty-six
   Ended         Units Open    Weeks         Weeks        Weeks        Weeks
-------------    ----------   --------    ----------    --------    ----------
June 29, 1997        45         131           262       $103,200     $105,200
June 30, 1996        43         127           251       $104,500     $103,100


For the thirteen weeks ended June 29, 1997, average monthly sales per unit decreased $1,300 or 1.2% versus the quarter ended June 30, 1996. Average monthly sales per unit increased by $2,100 or 2.0% for the twenty-six weeks ended June 29, 1997 versus the previous year's results. This year-to-date increase is comprised of a 5.3% increase during the first quarter of 1997 partially offset by the 1.2% decrease in the second quarter. Management believes average monthly sales per unit during the first quarter of 1997 increased due to the following reasons:

         The Company expanded its electronic advertising campaign into additional markets during the first quarter of 1997.

         Between July, 1996 and January, 1997, the Company has rolled out three new menu revisions which included selective modest price increases (inline with competitor pricing on comparable food selections) and introduced new higher-priced product selections that were featured in the Company's electronic and newspaper advertising campaigns.

         As a result of a change in the Company's fiscal year, the Company's 1996 fiscal year ended on December 29, 1996. This moved two of the Company's highest sales volume days (December 30 and 31) into the first quarter of 1997.

         As a result of the Company's strategy to close underperforming locations, the mix of restaurants open during the first quarter of 1997 represents a higher sales volume mix than was open during the first quarter of 1996.

The second quarter decrease is primarily due to a 7.2% decrease in liquor sales. Based on this decrease, a new liquor merchandising plan has been developed and will be implemented during the third and fourth quarters of 1997.

Franchise fees and continuing royalties were $134,000 and $133,000 in the twenty-six weeks ended June 29, 1996 and June 30, 1996, respectively. At June 29, 1997 and June 30, 1996, there were eight franchise restaurants in service.

Other income for the twenty-six weeks ended June 29, 1997 was $223,000 as compared to the previous year's amount of $185,000.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                    Thirteen Weeks Ended  Twenty-Six Weeks Ended
                    --------------------  ----------------------
                     June 30,   June 29,   June 30,   June 29,
                       1996       1997       1996       1997
                    ---------   --------  ---------   ----------
Costs of sales          30.7%      28.1%      30.6%      28.6%

Labor costs             29.2%      28.4%      28.5%      27.4%
                     --------   --------   --------   --------

Total                   59.9%      56.5%      59.1%      56.0%
                     ========   ========   ========   ========

The decrease in cost of sales percentages during the thirteen and twenty-six week periods ended June 29, 1997 versus the 1996 comparable periods relates to continued menu development, increased vendor rebates and improved store-level food and beverage cost controls.

The decrease in labor costs as a percentage of food and beverage sales during the thirteen and twenty-six week periods ended June 29, 1997, versus the 1996 comparable periods primarily relates to a new scheduling program, a reduction in the average number of managers per store and continued refinement of restaurant operations resulting in reduced kitchen labor costs. Effective September 1, 1997, the Federal minimum wage will increase from $4.75 per hour to $5.15 per hour. Management does not expect this increase to have a significant impact on labor costs.

For the thirteen weeks ended June 29, 1997, operating expenses as a percentage of food and beverage sales remained even with the 1996 period at 60.2%. For the twenty-six weeks ended June 29, 1997, operating expense decreased to 59.2% of food and beverage sales versus 59.7% in the 1996 period. This decrease principally relates to lower labor costs (as previously explained) partially offset by an increase in restaurant occupancy costs.

Restaurant pre-opening costs, which are expensed as incurred, were $156,000 and $154,000 for the quarters ended June 29, 1997 and June 30, 1996, respectively, and $174,000 and $274,000 for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively. Two restaurants were opened in the first half of 1997 while three restaurants were opened in the 1996 period. The Company plans to open one additional restaurant during the second half of 1997 (for a total of three new restaurants for 1997).

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the thirteen and twenty-six week periods ended June 29, 1997 and June 30, 1996, general and administrative costs as a percentage of total revenues increased to 7.3% and 7.1%, respectively, from 7.2% and 6.9%, respectively. These increases primarily relate to an increase in incentive compensation and severance costs. The higher absolute levels of general and administrative costs from 1996 to 1997 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased for the first half of 1997 to $1,074,000 (3.9% of food and beverage sales) compared to $873,000 (3.4% of food and beverage sales) in 1996. The increase principally relates to the increase in net assets subject to depreciation and amortization in 1997 versus 1996 because of additional Garfield's and Pepperoni Grill Restaurants opened since July 1, 1996 and the remodeling of older restaurants.

During the quarter ended June 29, 1997, interest expense was $48,000 (0.4% of total revenues) versus $39,000 (0.3% of total revenues) for the quarter ended June 30, 1996. For the twenty-six week period ended June 29, 1997, interest expense increased to $116,000 (0.4% of total revenues) from $68,000 (0.3% of total revenues) in the comparable 1996 period. These increases primarily relate to an increase in the average borrowing amount under the Company's revolving credit agreement during 1997 versus 1996.

INCOME TAXES

The Company's provision for income taxes was $105,000 during the first half of 1997 versus a benefit for income taxes of $(53,000) for the 1996 comparable period. The effective tax rates for the periods ended June 29, 1997 and June 30, 1996, are as follows:

                                   Thirteen Weeks           Twenty-Six Weeks
                              -----------------------  -----------------------
                                 1996         1997        1996        1997
                              ----------   ----------  ----------  -----------
Effective income tax rates       29.1%        29.7%       29.2%       29.4%

NET INCOME PER SHARE AMOUNTS

Net income per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 3,954,812 and 3,843,404 in the thirteen weeks ended June 29, 1997 and June 30, 1996, respectively, and 4,019,208 and 3,887,759 in the twenty-six weeks ended June 29, 1997 and June 30, 1996, respectively. Under the treasury stock method of computation, outstanding stock options and warrants represented 56,963 common equivalent shares for the quarter ended June 29, 1997. There were no dilutive common equivalent shares for the quarter ended June 30, 1996, as the Company incurred a net loss for that period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus common stock equivalents. The Statement is effective for periods ending after December 15, 1997, and the Company believes the effect on its EPS will be immaterial.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and economic conditions in the Company's market area.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect the Company's ability to expand. In addition, mandated health care or additional increases in the Federal or state minimum wages could significantly increase the Company's costs of doing business.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1997, the Company's working capital ratio was .79 to 1 compared to
 .50 to 1 at December 29, 1996. The Company's working capital was $(1,103,000) at June 29, 1997 versus

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

During the twenty-six weeks ended June 29, 1997, the Company had net cash provided by operating activities of $117,000 as compared to net cash provided by operating activities of $411,000 during the comparable 1996 period.

The Company plans to open three units (two of which have already been opened as of June 29, 1997) during 1997 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1997.

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

In April, 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July, 1997, an additional 200,000 shares were authorized for repurchase. As of June 29, 1997, no shares had been repurchased under this plan. Subsequent to June 29, 1997, the Company has repurchased 55,100 shares of common stock for a total purchase price of approximately $160,000.

                                    PART II

                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Company's Annual Meeting was held on June 24, 1997. The total number of shares of the Company's common stock, $.002 par value, outstanding at April 25, 1997, the record date for the Annual Meeting, was 3,881,713.

     (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition, and all of management's nominees were elected pursuant to the vote of the stockholders as follows:


              Nominee                    For                       Against
              -------                    ---                       -------
          James M. Burke               3,465,642                   91,208
          Philip Friedman              3,465,642                   91,208
          Thomas F. Golden             3,464,642                   92,208
          Larry Kordisch               3,453,442                  103,408
          Edward D. Orza               3,465,342                   91,508
          Patricia L. Orza             3,465,642                   91,508
          Vincent F. Orza, Jr.         3,464,342                   92,508

     (c) Additionally, management proposed amendments to the Company's Restated Articles of Incorporation and Amended and Restated Bylaws (the "proposed amendments") to provide for a board of directors elected for staggered three-year terms. The affirmative vote by the holders of at least a majority of the total outstanding shares of common stock was required to approve the proposed amendments. The proposed amendments did not receive the requisite vote for adoption as 1,776,526 shares (46% of outstanding shares on the record date) of common stock were voted in favor, 663,608 opposed, 14,372 abstained and 1,102,344 shares were not voted.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11.1 - Computation of Net Income Per Share.

          Exhibit 27.1 - Financial Data Schedule.

     (b) A Form 8-K was filed on May 1, 1997, with the Securities and Exchange Commission regarding a change in registrants certifying accountant. No other reports on Form 8-K were filed during the thirteen weeks ended June 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date:  August 11, 1997               By: /s/ COREY GABLE
                                         ------------------------------------
                                         Corey Gable
                                         Vice President/Treasurer
                                         Chief Financial and
                                         Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
Exhibit 11.1      Computation of Net Income Per Share.

Exhibit 27.1      Financial Data Schedule.