Form 10-Q
period 1997-09-28
EATERIES INC
filed 1997-11-12
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended September 28, 1997.

Commission File Number: 0-14968
                       --------------------------------------------------------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Oklahoma                              73-1230348
--------------------------------------------  ---------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

       3240 W. Britton Rd., Ste. 202,
         Oklahoma City, Oklahoma                          73120
--------------------------------------------  ---------------------------------
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

[X]Yes    [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1997, 3,852,059 common shares, $.002 par value, were outstanding.

                        EATERIES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                            Page

     Part I.   FINANCIAL INFORMATION

       Item 1. Financial Statements

              Condensed Consolidated Balance Sheets December 29, 1996 and
                      September 28, 1997 (unaudited). . . . . . . . . . . . .  4

              Condensed Consolidated Statements of
                 Income (unaudited)
                    Thirteen weeks ended September 29, 1996
                    and September 28, 1997  . . . . . . . . . . . . . . . . .  5

                    Thirty-nine weeks ended September 29, 1996
                    and September 28, 1997. . . . . . . . . . . . . . . . . .  6

              Condensed Consolidated Statements of
                 Cash Flows (unaudited)
                    Thirty-nine weeks ended September 29, 1996
                    and September 28, 1997. . . . . . . . . . . . . . . . . .  7

              Notes to Condensed Consolidated Financial
                 Statements (unaudited) . . . . . . . . . . . . . . . . . . .  8

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . 12


     Part II.  OTHER INFORMATION

       Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  21

                                     PART I


                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        EATERIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 29,             September 28,
                                                        1996                      1997
                                                    ------------               ------------
                                                                               (unaudited)
                               ASSETS
     CURRENT ASSETS:
     Cash and cash equivalents                      $    695,481               $    773,759
     Receivables                                         801,546                    938,879
     Deferred income taxes                               387,000                    683,000
     Inventories                                       1,400,262                  1,381,180
     Other                                               209,929                    330,335
                                                    ------------               ------------
          Total current assets                         3,494,218                  4,107,153
                                                    ------------               ------------
     PROPERTY AND EQUIPMENT                           33,024,956                 34,713,114
     Less landlord finish-out allowances             (13,896,522)               (14,308,064)
     Less accumulated depreciation and
       amortization                                   (5,444,896)                (6,658,594)
                                                    ------------               ------------
          Net property and equipment                  13,683,538                 13,746,456
                                                    ------------               ------------
     DEFERRED INCOME TAXES                               975,000                    518,000
     OTHER ASSETS, net                                   555,945                    717,081
                                                    ------------               ------------
                                                    $ 18,708,701               $ 19,088,690
                                                    ============               ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Accounts payable                          $  4,359,571               $  2,610,959
          Accrued liabilities                          2,562,336                  2,381,525
          Current portion of long-term
            obligations                                   28,308                     28,093
                                                    ------------               ------------
               Total current liabilities               6,950,215                  5,020,577
                                                    ------------               ------------
     OTHER NONCURRENT LIABILITIES                        638,017                    730,420
                                                    ------------               ------------
     LONG-TERM OBLIGATIONS, net of
       current portion                                 1,470,715                  3,315,000
                                                    ------------               ------------

     COMMITMENTS
     STOCKHOLDERS' EQUITY:
          Preferred stock, none issued                         -                          -
          Common stock                                     8,287                      8,411
          Additional paid-in capital                   9,340,519                  9,437,653
          Retained earnings                            1,666,092                  2,143,912
                                                    ------------               ------------
                                                      11,014,898                 11,589,976
          Treasury stock, at cost,
            282,761 shares at
            December 29, 1996 and
            353,264 shares at
            September 28, 1997                        (1,365,144)                (1,567,283)
                                                    ------------               ------------
               Total stockholders' equity              9,649,754                 10,022,693
                                                    ------------               ------------
                                                    $ 18,708,701               $ 19,088,690
                                                    ============               ============

           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                                     Thirteen Weeks Ended
                                                                               September 29,          September 28,
                                                                                  1996                   1997
                                                                               ------------           ------------

     REVENUES:
        Food and beverage sales                                                $ 13,851,215           $ 14,580,114
        Franchise fees and royalties                                                 64,058                 65,011
        Other income                                                                 83,572                 89,651
                                                                               ------------           ------------
                                                                                 13,998,845             14,734,776
                                                                               ------------           ------------
     COSTS AND EXPENSES:
       Costs of sales                                                             4,226,479              4,111,161
       Operating expenses                                                         7,986,366              8,627,166
       Pre-opening costs                                                            230,000                 92,000
       General and administrative                                                   869,832                939,556
       Depreciation and amortization                                                480,772                578,497
       Interest expense                                                              51,042                 68,074
                                                                               ------------           ------------
                                                                                 13,844,491             14,416,454
                                                                               ------------           ------------

     INCOME BEFORE INCOME TAXES                                                     154,354                318,322

     PROVISION FOR INCOME TAXES                                                      45,000                 93,000
                                                                               ------------           ------------

     NET INCOME                                                                $    109,354           $    225,322
                                                                               ============           ============

     WEIGHTED AVERAGE COMMON AND
       COMMON EQUIVALENT SHARES                                                   4,086,807              4,018,968
                                                                               ============           ============

     NET INCOME PER SHARE                                                      $       0.03           $       0.06
                                                                               ============           ============





           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                                  Thirty-nine Weeks Ended
                                                                             September 29,            September 28,
                                                                                1996                       1997
                                                                             ------------               ------------
     REVENUES:
        Food and beverage sales                                              $ 39,730,073               $ 42,136,103
        Franchise fees and royalties                                              197,533                    198,703
        Other income                                                              268,614                    312,775
                                                                             ------------               ------------
                                                                               40,196,220                 42,647,581
                                                                             ------------               ------------
     COSTS AND EXPENSES:
       Costs of sales                                                          12,143,784                 11,989,724
       Operating expenses                                                      23,437,647                 24,951,860
       Pre-opening costs                                                          504,000                    266,000
       General and administrative                                               2,665,845                  2,927,616
       Depreciation and amortization                                            1,353,600                  1,652,646
       Interest expense                                                           118,564                    183,915
                                                                             ------------               ------------
                                                                               40,223,440                 41,971,761
                                                                             ------------               ------------

     INCOME (LOSS) BEFORE INCOME TAXES                                            (27,220)                   675,820

     PROVISION (BENEFIT) FOR INCOME TAXES                                          (8,000)                   198,000
                                                                             ------------               ------------

     NET INCOME (LOSS)                                                       $    (19,220)              $    477,820
                                                                             ============               ============

     WEIGHTED AVERAGE COMMON AND
       COMMON EQUIVALENT SHARES                                                 3,954,108                  4,019,128
                                                                             ============               ============

     NET INCOME (LOSS) PER SHARE                                             $      (0.00)              $       0.12
                                                                             ============               ============





           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Thirty-nine Weeks Ended
                                                                                  September 29,         September 28,
                                                                                      1996                  1997
                                                                                  ------------           -----------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
    Cash flows from operating activities:
      Net income (loss)                                                           $    (19,220)          $   477,820
      Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
         Depreciation & amortization                                                 1,353,600             1,652,646
         Gain on sale of assets                                                         (3,271)               (6,165)
         Common stock bonuses                                                            7,741                 8,600
         Deferred income taxes                                                          (8,000)              198,000
         (Increase) decrease in:
           Receivables                                                                (432,038)             (267,055)
           Inventories                                                                  80,159                19,082
           Other                                                                       (41,084)             (120,406)
         Increase (decrease) in:
           Accounts payable                                                          1,515,188            (1,228,403)
           Accrued liabilities                                                        (475,615)             (194,147)
           Other noncurrent liabilities                                                 17,903                92,403
                                                                                  ------------           -----------
    Total adjustments                                                                2,014,583               154,555
                                                                                  ------------           -----------
      Net cash provided by operating activities                                      1,995,363               632,375
                                                                                  ------------           -----------

    Cash flows from investing activities:
      Capital expenditures                                                          (6,096,471)           (2,949,271)
      Landlord allowances                                                            2,601,074             1,225,408
      Proceeds from sale of property and equipment                                      36,379                15,063
      Increase in other assets                                                         (12,381)              (18,677)
                                                                                  ------------           -----------
       Net cash used in investing activities                                        (3,471,399)           (1,727,477)
                                                                                  ------------           -----------
    Cash flows from financing activities:
      Payments on notes payable to vendor                                              (13,139)                    -
      Payments on long-term obligations                                                (18,710)              (20,930)
      Borrowing under note payable                                                           -               115,000
      Net borrowings under revolving credit agreement                                1,900,000             1,750,000
      Decrease in bank overdraft included in
       accounts payable                                                                     -               (520,209)
      Proceeds from sale of common stock                                                   969                   325
      Proceeds from exercise of stock options                                           60,727                26,333
      Payment of withholding tax liabilities
       related to acquisition of treasury stock                                              -               (17,224)
      Purchases of treasury stock                                                            -              (159,915)
                                                                                  ------------           -----------
       Net cash provided by financing activities                                     1,929,847             1,173,380
                                                                                  ------------           -----------

    Net increase in cash & cash equivalents                                            453,811                78,278
    Cash and cash equivalents at beginning of period                                 1,001,954               695,481
                                                                                  ------------           -----------
    Cash and cash equivalents at end of period                                    $  1,455,765           $   773,759
                                                                                  ============           ===========



           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company changed its fiscal year-end in the first quarter of 1996 to a 52/53 week year ending on the last Sunday in December. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. Operating results for thirteen and thirty-nine week periods ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

Note 2 - Balance Sheet Information

         Receivables are comprised of the following:

                                                                         December 29,              September 28,
                                                                            1996                       1997
                                                                         ------------               ------------
         Franchisees . . . . . . . . . .                                 $     53,685               $     26,809
         Insurance refunds . . . . . . .                                      164,219                    356,157
         Landlord finish-out allowances                                       188,866                     50,000
         Vendor rebates. . . . . . . . .                                      226,322                    330,235
         Other . . . . . . . . . . . . .                                      168,454                    175,678
                                                                         ------------               ------------
                                                                         $    801,546               $    938,879
                                                                         ============               ============


         Accrued liabilities are comprised of the following:

                                                                          December 29,              September 28,
                                                                             1996                       1997
                                                                          ------------              ------------
         Compensation. . . . . . . . . .                                  $  1,388,058              $  1,355,414
         Taxes, other than income. . . .                                       456,681                   428,201
         Other . . . . . . . . . . . . .                                       717,597                   597,910
                                                                          ------------              ------------
                                                                          $  2,562,336              $  2,381,525
                                                                          ============              ============

Note 3 - Supplemental Cash Flow Information

For the thirty-nine weeks ended September 29, 1996 and September 28, 1997, the Company had the following non-cash investing and financing activities:

                                                                              Thirty-nine Weeks Ended
                                                                         September 29,             September 28,
                                                                             1996                      1997
                                                                         ------------              ------------
        Net decrease in receivables for
          landlord finish-out allowances                                 $   (568,538)              $  (138,866)
        Increase in additional paid-in
          capital as a result of tax
          benefits from the exercise of
          non-qualified stock options                                          56,000                    37,000
        Acquisition of treasury stock
          upon exercise of stock options                                         -                       25,000
        Sale of property and equipment
          in exchange for notes receivable                                       -                      160,000
        Asset write-offs related to
          restaurant closures                                                    -                       13,334

Note 4 - Provision for Restaurant Closures and Other Disposals

During 1995, the Company approved and began the implementation of a plan to close four underperforming restaurants. In 1996, the Company identified two additional restaurants for closure. As of September 28, 1997, the Company has closed all six of these restaurants and has incurred all costs associated with these closures. Management expects the effect of closing these underperforming stores to result in improved margins and increased profitability in future periods. In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to dispose of assets it considers in the best long-term interest of the Company's shareholders.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt both of these accounting standards as of the first day of fiscal year 1998.

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

Note 7 - Pending Acquisition

In August, 1997, the Company announced that it had signed a letter of intent to purchase 17 Mexican restaurants from Famous Restaurants, Inc. for a purchase price of approximately $10 million plus the assumption of certain liabilities. The restaurants being acquired generated sales of approximately $32 million in 1996. The Company plans to finance the transaction primarily through a bank loan. The Company has received an approved commitment from a bank for a $9.5 million acquisition loan as well as a $6 million line of credit to replace the Company's existing $5 million line of credit. As of the date of this report, the Company is continuing negotiations related to this acquisition and expects to conclude the transaction during the fourth quarter.

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

INTRODUCTION

As of September 28, 1997, the Company owned and operated 43 and franchised eight Garfield's casual theme dinnerhouse restaurants. The Company currently has two additional Garfield's restaurants under development to be opened in 1998. As of September 28, 1997, the entire system includes 46 (43 Garfield's, two Pepperoni Grills and one test Casa Ole) Company-owned and eight franchised Garfield's restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                                       THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                                   September 29,   September 28,      September 29,    September 28,
                                                                       1996             1997              1996             1997
                                                                     -------------------------         ---------------------------
                Statements of Income Data:
                Revenues:
                  Food and beverage sales  . . . .                       98.9%            99.0%            98.8%              98.8%
                  Franchise fees and royalties . .                        0.5%             0.4%             0.5%               0.5%
                  Other income . . . . . . . . . .                        0.6%             0.6%             0.7%               0.7%
                                                                     -------------------------         ---------------------------
                                                                        100.0%           100.0%           100.0%             100.0%
                Costs and Expenses:
                  Costs of sales (1) . . . . . . .                       30.5%            28.2%            30.6%              28.5%
                  Operating expenses(1). . . . . .                       57.7%            59.2%            59.0%              59.2%
                  Pre-opening costs (1). . . . . .                        1.7%             0.6%             1.3%               0.6%
                  General and administrative . . .                        6.2%             6.4%             6.6%               6.9%
                  Depreciation and amortization (1)                       3.5%             4.0%             3.4%               3.9%
                  Interest expense . . . . . . . .                        0.4%             0.5%             0.3%               0.4%
                                                                     -------------------------         ---------------------------
                                                                         98.9%            97.8%           100.1%              98.4%
                                                                     -------------------------         ---------------------------
                Income (loss) before income taxes .                       1.1%             2.2%            (0.1%)              1.6%
                Provision (benefit) for income taxes                      0.3%             0.6%            (0.0%)              0.5%
                                                                     -------------------------         ---------------------------
                Net income (loss) . . . . . . . . .                       0.8%             1.5%            (0.0%)              1.1%
                                                                     =========================         ===========================
                Selected Operating Data:
                (Dollars in thousands)
                System-wide sales:
                  Company restaurants. . . . . . .                   $ 13,851         $ 14,580         $ 39,730           $ 42,136
                  Franchise restaurants. . . . . .                      2,085            2,059            6,155              6,010
                                                                     -------------------------         ---------------------------
                    Total . . . . . . . . . . . .                    $ 15,936          $16,639         $ 45,885           $ 48,146
                                                                     =========================         ===========================
                Number of restaurants (at end of period):
                  Company restaurants. . . . . . .                         44               46
                  Franchise restaurants. . . . . .                          8                8
                                                                     -------------------------
                    Total . . . . . . . . . . . .                          52               54
                                                                     =========================


(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the thirteen weeks ended September 28, 1997, the Company recorded net income of $225,000 ($.06 per share) on revenues of $14,735,000. This compares to net income of $109,000 ($.03 per share) for the thirteen weeks ended September 29, 1996, on revenues of $13,999,000. For the thirty-nine weeks ended September 28, 1997, the Company reported net income of $478,000 ($.12 per share) compared to a net loss of $(19,000) ($(.00) per share) for the thirty-nine weeks ended September 29, 1996.

REVENUES

Company revenues for the thirteen and thirty-nine weeks ended September 28, 1997 increased 5% and 6%, respectively, over the revenues reported for the same periods in 1996. The revenue increase relates primarily to increased food and beverage sales during the thirteen and thirty-nine week periods in 1997. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                                        Number of                       Average Monthly
                                                    Operating Months                    Sales Per Unit
                                              ----------------------------        ---------------------------
         Period              Number of        Thirteen         Thirty-nine        Thirteen        Thirty-nine
         Ended               Units Open         Weeks             Weeks            Weeks             Weeks
-------------------          ----------       ---------        -----------        ---------       -----------
 September 28, 1997              46              135               397            $ 108,000        $ 106,100
 September 29, 1996              44              128               378            $ 108,200        $ 105,100

For the thirteen weeks ended September 28, 1997, average monthly sales per unit decreased $200 or 0.2% versus the quarter ended September 29, 1996. Average monthly sales per unit increased by $1,000 or 1.0% for the thirty-nine weeks ended September 28, 1997 versus the previous year's results. This year-to-date increase is comprised of a 5.3% increase during the first quarter of 1997 partially offset by a 1.2% decrease in the second quarter and the 0.2% decrease in the third quarter. Management believes average monthly sales per unit during the first quarter of 1997 increased due to the following reasons:

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

The second and third quarter decreases are primarily due to decreased liquor sales. Based on this decrease, a new liquor merchandising plan has been developed and implemented during the fourth quarter of 1997.

Franchise fees and continuing royalties were $199,000 and $198,000 in the thirty-nine weeks ended September 28, 1997 and September 29, 1996, respectively. At September 28, 1997 and September 29, 1996, there were eight franchise restaurants in service. Subsequent to September 28, 1997, the Company signed an agreement for a new franchised Garfield's in Vincennes, IN.

Management expects this location to open during the second quarter of 1998.
The Company has also notified an existing franchisee that the related franchise agreement had expired, but the franchise will be permitted to operate on a month-to-month basis pending further negotiations.

Other income for the thirty-nine weeks ended September 28, 1997, was $313,000 (0.7% of total revenues) as compared to the previous year's amount of $269,000 (0.7% of total revenues).

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                               Thirteen Weeks Ended                       Thirty-nine Weeks Ended
                                         ---------------------------------          ----------------------------------
                                         September 29,        September 28,         September 29,         September 28,
                                             1996                 1997                  1996                  1997
                                         ------------         ------------          ------------          ------------
      Costs of sales                         30.5%                28.2%                 30.6%                 28.5%

      Labor costs                            27.2%                27.8%                 28.1%                 27.4%
                                         ------------         ------------          ------------          ------------
      Total                                  57.7%                56.0%                 58.7%                 55.9%
                                         ============         ============          ============          ============

The decrease in cost of sales percentages during the thirteen and thirty-nine week periods ended September 28, 1997, versus the 1996 comparable periods relates to continued menu development, increased vendor rebates and improved store-level food and beverage cost controls.

The decrease in labor costs as a percentage of food and beverage sales during the thirteen and thirty-nine week periods ended September 28, 1997, versus the 1996 comparable periods primarily relates to a new scheduling program, a reduction in the average number of managers per store and continued refinement of restaurant operations resulting in reduced kitchen labor costs. Effective September 1, 1997, the Federal minimum wage increased from $4.75 per hour to $5.15 per hour. Management does not expect this increase to have a significant impact on labor costs.

For the thirteen weeks ended September 28, 1997, operating expenses as a percentage of food and beverage sales increased to 59.2% from 57.7% in the 1996 thirteen week period. An increase was also experienced during the thirty-nine weeks ended September 28, 1997, during which operating expenses were 59.2%, as compared to the 1996 period level of 59.0%. Both 1997 period increases in operating expenses as a percent of sales are attributable to increased marketing and advertising costs and restaurant occupancy costs partially offset by lower labor costs (as previously explained).

Restaurant pre-opening costs, which are expensed as incurred, were $92,000 and $230,000 for the thirteen weeks ended

September 28, 1997 and September 29, 1996, respectively, and $266,000 and $504,000 for the 1997 and 1996 thirty-nine week periods ended, respectively. Three restaurants were developed in the first thirty-nine weeks of 1997 while five restaurants were developed in the 1996 period. The Company plans to open no additional restaurants in 1997.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the thirteen and thirty-nine week periods ended during September 28, 1997 and September 29, 1996, general and administrative costs as a percentage of total revenues increased to 6.4% and 6.9%, respectively, from 6.2% and 6.6%, respectively. These increases primarily relate to an increase in incentive compensation and severance costs. The higher absolute levels of general and administrative costs in 1997 as compared to 1996 amounts are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased for the first thirty-nine weeks of 1997 to $1,653,000 (3.9% of food and beverage sales) compared to $1,354,000 (3.4% of food and beverage sales) in 1996. The cost increase relates principally to the increase in net assets subject to depreciation and amortization in 1997 versus 1996 because of additional restaurants opened since October, 1996, and the remodeling of existing restaurants.

During the quarter ended September 28, 1997, interest expense was $68,000 (0.5% of total revenues) versus $51,000 (0.4% of total revenues) for the quarter ended September 29, 1996. For the thirty-nine week period ended September 28, 1997, interest expense increased to $184,000 (0.4% of total revenues) from $119,000 (0.3% of total revenues) in the comparable 1996 period. These increases primarily relate to an increase in the average borrowing amount and a higher average interest rate under the Company's revolving credit agreement during 1997 versus 1996.

INCOME TAXES

The Company's provision for income taxes was $198,000 during the first thirty-nine weeks of 1997 versus a benefit for income taxes of $(8,000) for the 1996 comparable period. The effective tax rates for the periods are as follows:

                                                            Thirteen Weeks                  Thirty-nine Weeks
                                                        ---------------------             ----------------------
                                                        1996             1997             1996             1997
                                                        -----           -----             -----            -----
      Effective income tax rates                        29.2%           29.2%             29.4%            29.3%

NET INCOME (LOSS) PER SHARE AMOUNTS

Net income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Per share amounts are based on total outstanding shares plus the assumed exercise of all dilutive stock options and warrants. Common and common equivalent share amounts were 4,018,968 and 4,086,807 in the thirteen weeks ended September 28, 1997 and September 29, 1996, respectively, and 4,019,128 and 3,954,108 in the thirty-nine weeks ended September 28, 1997 and September 29, 1996, respectively. Under the treasury stock method of computation, outstanding stock options and warrants represented 161,407 and 242,256 dilutive common equivalent shares for the quarters ended September 28, 1997 and September 29, 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1997, the Company's working capital ratio was .82 to 1 compared to .50 to 1 at December 29, 1996. The Company's working capital was $(913,000) at September 28, 1997, versus $(3,456,000) at December 29, 1996. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion principally from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the thirty-nine weeks ended September 28, 1997, the Company had net cash provided by operating activities of $632,000 as compared to net cash provided by operating activities of $1,995,000 during the comparable 1996 period.

The Company planned to open three units (all of which have been opened as of September 28, 1997) during 1997 in restaurant locations leased in regional malls. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1997.

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

In April, 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July, 1997, an additional 200,000 shares were authorized for repurchase. As of September 28, 1997, 55,100 shares had been repurchased under this plan for a total purchase price of approximately $160,000. No additional shares have been repurchased subsequent to September 28, 1997.

RECENT EVENT

In August, 1997, the Company announced that it had signed a letter of intent to purchase 17 Mexican restaurants from Famous Restaurants, Inc. for a purchase price of approximately $10 million plus the assumption of certain liabilities. The restaurants being acquired generated sales of approximately $32 million in 1996. The Company plans to finance the transaction primarily through a bank loan. The Company has received an approved commitment from a bank for a $9.5 million acquisition loan as well as a $6 million line of credit to replace the Company's existing $5 million line of credit. As of the date of this report, the Company is continuing negotiations related to this acquisition and expects to conclude the transaction during the fourth quarter.

                                    PART II

                               OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibit 11.1 - Computation of Net Income Per Share.
           Exhibit 27.1 - Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the thirteen weeks ended September 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                      Registrant


Date:  November 10, 1997             By: /s/ COREY GABLE
                                        -------------------------
                                         Corey Gable
                                         Vice President/Treasurer
                                         Chief Financial and
                                         Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION

  11.1                    Computation of Net Income Per Share

  27.1                    Financial Data Schedule