Form 10-K405
period 1997-12-28
EATERIES INC
filed 1998-04-13
CIK 796369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                FILE NO. 0-14968

                                 EATERIES, INC.
             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                                     73-1230348
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
               organization)

            3240 W. BRITTON ROAD
           OKLAHOMA CITY, OKLAHOMA                               73120
   (Address of principal executive offices)                    (Zip code)

                                 (405) 755-3607
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 1998 was $15,448,609. The Company has assumed that its directors and officers are the only affiliates, for purposes of this calculation.
Number of shares outstanding as of March 25, 1998 - 3,914,669 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Following is a list of annual reports, proxy statements, and Rule 424(b) or (c) prospectuses which are incorporated by reference into the Form 10-K and the Part of the Form 10-K into which the document is incorporated - The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                 EATERIES, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                TABLE OF CONTENTS

PART 1                                                                                                       PAGE
Item 1.     Business.......................................................................................    1

Item 2.     Properties.....................................................................................    7

Item 3.     Legal Proceedings..............................................................................    8

Item 4.     Submission of Matters to a Vote of Security  Holders...........................................    8

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................    8

Item 6.     Selected Financial Data........................................................................    8

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................................   10

Item 8.     Financial Statements and Supplementary Data....................................................   16

Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...........................................................................   16

PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................   16

Item 11.    Executive Compensation.........................................................................   16

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................   16

Item 13.    Certain Relationships and Related Transactions.................................................   16

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   16

INDEX TO EXHIBITS..........................................................................................   17

SIGNATURES.................................................................................................   18

INDEX TO FINANCIAL STATEMENTS..............................................................................   19

ITEM 1.           BUSINESS

IN GENERAL

         Eateries, Inc. (the "Company") and its subsidiaries own, operate and franchise restaurants under the names: Garfield's Restaurant & Pub ("Garfield's"), Pepperoni Grill, Garcia's Mexican Restaurants ("Garcia's"), Casa Lupita and Carlos Murphy's. As of December 28, 1997, the Company-owned 62 (43 Garfield's, 10 Garcia's, five Casa Lupita's, two Carlos Murphy's and two Pepperoni Grills) and franchised 10 (eight Garfield's and two Garcia's) restaurants in 27 states.

         The Company opened its first restaurant, a Garfield's, in 1984 in Oklahoma City, Oklahoma. In 1986, the Company completed an initial public offering of its common stock. Prior to 1997, Garfield's was the Company's primary growth concept. Garfield's is a family-oriented concept, providing an upscale alternative to traditional fast-food. Garfield's are designed to appeal to a divergent customer base that grew up on fast-food, but now prefers a more sophisticated menu, the availability of alcoholic beverages, a comfortable ambiance, speed, value and convenience. The concept features a varied selection of moderately-priced, high quality food and beverage items with table service dining.

         In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Italian entrees with special emphasis on brick-oven baked pizza.

         In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., acquired 17 Mexican restaurants under the names:
Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2), along with the trademarks associated with these concepts. In February 1998, the Company sold three of the Casa Lupita locations to Chevy's, Inc. In connection with this transaction, the Company entered into an agreement to sell another Casa Lupita location to Chevy's conditioned upon, among other things, the transfer to Chevy's of the liquor license related to such restaurant. The decision to sell these restaurants was the result of a plan to consolidate operations and focus on the expansion of Garcia's. The Company plans to convert the remaining Casa Lupita and the two Carlos Murphy's to the Garcia's concept in 1998.

         In 1997, the Company constructed and opened three (3) Garfield's in major regional malls in addition to the acquisition noted above. The Company's future expansion of its existing concepts will be primarily focused on Garfield's and Garcia's. The Company expects to add up to five additional Garfield's and Garcia's restaurants in 1998. The primary expansion emphasis will be on Company-owned rather than franchised restaurants. However, management will visit with qualified, interested parties as potential franchisees. The Company also plans to pursue other acquisitions to further enhance shareholder value.

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

         In an effort to further define the strengths of various mall-based Garfield's, management began testing six urban stores as "Garfield's Cafe's" during 1997. These units are located in major urban markets and lack the ability to be marketed due to exorbitant advertising costs. This lack of visibility negatively impacts sales and profitability. Thus, "Garfield's Cafe's" have repositioned menus that offer greater value, lower costs, a simpler and thus, faster mix of menu selections. Food costs for items in "Cafe" stores are lower than traditional Garfield's. "Cafe" stores also feature specials designed to drive sales and profits. Results of the "Cafe" stores have been encouraging. The Company will continue utilizing this concept in all six locations. As of December 28, 1997, no additional Garfield's have been converted to the "Cafe" concept..

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

         The size and shape of Garfield's restaurants vary depending largely upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests. The Company's prototype Garfield's to be constructed in 1998 will approximate 4,700 square feet.

HOURS OF OPERATION

         Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

UNIT ECONOMICS

         Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases the restaurant premises in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. Total construction costs for a typical Garfield's opened in 1997 were approximately $886,000, of which approximately $433,000 was funded through landlord finish-out allowances, bringing the Company's net investment to approximately $453,000 per unit. Management believes its unit economics are among the best in the industry.

SITE SELECTION

         All Garfield's restaurants are located in regional shopping malls, primarily in the eastern half of the United States. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and near the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes an Equifax site selection model to "rate" each potential location based upon a multitude of different criteria. Senior management inspects and approves each mall restaurant site. The Company expects to locate future Garfield's in regional malls. It takes approximately 18 weeks to complete construction and open a Garfield's.

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garfield's restaurants as of December 28, 1997.

                      COMPANY-OWNED RESTAURANTS                              FRANCHISED RESTAURANTS
                                                    NO. OF                                                 NO. OF
           STATE                                     UNITS       STATE                                     UNITS
           -----                                   ---------     -----                                    -------
           Alabama...............................      1         Colorado...............................     1
           Arkansas..............................      1         Iowa...................................     2
           Florida...............................      3         Oklahoma...............................     5
           Georgia...............................      1                                                  -------
           Illinois..............................      4              Total.............................     8
           Indiana...............................      4                                                  =======
           Kentucky..............................      1
           Louisiana.............................      2
           Michigan..............................      2
           Mississippi...........................      4
           Missouri..............................      4
           New York..............................      2
           North Carolina........................      1
           Ohio..................................      2
           Oklahoma..............................      3
           South Carolina........................      1
           Tennessee.............................      1
           Texas.................................      2
           West Virginia.........................      2
           Wisconsin.............................      2
                                                   =========
                Total............................     43
                                                   =========

PEPPERONI GRILL RESTAURANTS

         The original Pepperoni Grill restaurant, located in Oklahoma City, Oklahoma, was purchased by the Company in January, 1995. Its menu features a variety of Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light woods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is a Tuscan parmesan black pepper bread that is served with all entrees along with the traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass.

         The Company purchased the Pepperoni Grill restaurant primarily because of its many similarities to the existing Garfield's concept and its popular "Italian" based menu. The Pepperoni Grill restaurant concept is similar to Garfield's as it is a full service dinner house, located in a mall and is approximately the same size with many operational functions which parallel a Garfield's.

         The Company opened a second Pepperoni Grill restaurant in a regional mall located in Terre Haute, Indiana in November, 1995, next to an existing Garfield's. After evaluating the benefits of this strategy and the future growth potential of the Pepperoni Grill restaurant concept, management decided to open a free-standing Pepperoni Grill in Edmond, Oklahoma, to capitalize on its strong reputation in the Oklahoma City market. As part of this decision, management decided to convert the Terre Haute location into a test location for a Casa Ole' franchise and transferred assets with approximately $275,000 in net book value to the Edmond location. The Casa Ole test location was closed in November 1997. At this time, management does not expect any further development of Casa Ole'.

FIESTA RESTAURANTS

         In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc. ("Fiesta"), acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operate under the names: Garcia's (10), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,652,000, of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The cash portion of the purchase price was financed through a five-year term loan with a bank. This term loan bears interest at the three-month London Interbank Offered Rates ("LIBOR") plus 1.25% (6.94% as of December 28, 1997) and is secured by all of the Company's real estate (all of which was obtained through the Famous Acquisition). The term loan requires principal to be repaid based upon a seven-year amortization schedule, with all remaining unpaid principal due on the fifth anniversary of the loan.

MENU

         Each Garcia's restaurant offers a traditional menu of high quality Mexican food. Alcoholic beverages are also offered in each location. Menus are generally standardized, although there are slight variations to accommodate regional taste preferences.

RESTAURANT LAYOUT

         Garcia's restaurants have a distinctive southwestern design and decor. The existing restaurants generally measure 8,000 to 10,000 square feet and seat approximately 200 to 250 guests in the main dining area with an additional 75 to 125 seats in the bar area.

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Fiesta restaurants as of December 28, 1997.

                      COMPANY-OWNED RESTAURANTS                              FRANCHISED RESTAURANTS
                                                    NO. OF                                                 NO. OF
           STATE                                     UNITS       STATE                                     UNITS
           -----                                   ---------     -----                                    -------
           Arizona...............................      6         Iowa...................................     1
           California............................      2         Tennessee..............................     1
           Colorado..............................      2                                                  -------
           Florida...............................      1              Total.............................     2
           Idaho.................................      1                                                  =======
           Illinois..............................      1
           Michigan..............................      1
           New Jersey............................      1
           Ohio..................................      1
           Utah..................................      1
                                                   =========
                Total............................     17
                                                   =========

SALE OF RESTAURANTS

         In February 1998, the Company sold substantially all of the assets, including real estate, comprising three of the Casa Lupita restaurants to Chevy's, Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt primarily related to the Famous Acquisition. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of $1,000,000. Closing of this transaction is conditioned upon, among other things, the transfer to Chevy's of the liquor license related to such restaurant. Management currently expects closing of this transaction to occur during the second quarter of 1998.

         The decision to sell the four Casa Lupita locations was the result of a plan to consolidate Fiesta's operations and focus on the expansion of Garcia's. The Company plans to convert the remaining Casa Lupita and the two Carlos Murphy's to the Garcia's concept in 1998. Initial expansion plans are for Fiesta to open several new Garcia's in its core operating area in and around Phoenix, Arizona. In March 1998, the Company opened a new Garcia's food court facility in Bank One Ball Park, home of the Arizona Diamondbacks (a Major League Baseball team), in Phoenix, Arizona. This premier entertainment location will be open throughout the Major League Baseball season as well as for all special events and concerts held at the Ball Park.

RESTAURANT OPERATIONS

MANAGEMENT AND EMPLOYEES

         Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who, in turn, report to the respective divisional vice president of operations for Garfield's, Fiesta and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 57 employees, approximately 75% of whom are part-time.

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

TRAINING

         The Company places a great deal of emphasis on the proper training of its hourly employees and general and associate managers. In 1995, the Company hired a full-time training director to oversee all areas of employee education. The outline for the training program is based on the individual expertise of the trainee and typically lasts about two weeks for hourly employees and up to eight weeks for managers. Managers must be certified in a number of skills in restaurant management, including technical proficiency and job functions, management techniques and profit and loss responsibilities. These skills are taught primarily in the restaurant along with classroom training and assigned projects. Manager training is performed in several geographically dispersed restaurants. Standard manuals regarding training and operations, products and equipment, and local marketing programs are provided by the Company.

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

Franchisees of Garfield's units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising, menu development and point-of-sale material to promote increased sales. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company's restaurants.

RESTAURANT REPORTING

         Financial controls are implemented through the use of computerized cash registers and management information systems. Sales reports and food, beverage and labor cost data are prepared and reviewed weekly for operational control. During 1997, the Company implemented new systems to streamline the flow of sales, payroll and accounts payable information.

EXPANSION STRATEGY

         The Company intends to open Garfield's restaurants in regional malls principally throughout the eastern half of the United States. This expansion strategy is designed to capitalize on the growing trend to include and expand dining and entertainment facilities in regional malls. Management believes this mall-based expansion strategy for Garfield's reduces the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Further, restaurant construction within a mall typically requires a substantially lower investment than construction of a free-standing restaurant.

         Management believes there are sufficient additional mall locations for its restaurant concepts, particularly as existing malls are expanded and remodeled with a view toward becoming entertainment and dining centers. The Company maintains relationships with several leading mall operators who provide the Company with an ongoing supply of potential mall locations for evaluation. This will not, however, preclude it from searching for other expansion opportunities such as free-standing sites.

         The Company intends to open Garcia's in free-standing sites primarily in its core operating area in and around Phoenix, Arizona. This strategy capitalizes on the strong reputation of the Garcia's concept in the Phoenix area.

         The Company has retained a Director of Real Estate to represent it in site negotiations. This individual is compensated on a success fee basis. The Company expects to focus its expansion primarily on the opening of Company-owned Garfield's and Garcia's restaurants. Additional franchising is possible but likely to be a minor part of expansion.

         Subsequent to December 28, 1997, the Company has opened one new Garfield's in Jasper, Alabama, and is currently developing one new Garfield's in Asheville, North Carolina. In March 1998, the Company opened a new Garcia's food court facility in the Bank One Ball Park in Phoenix, Arizona. Also, in March 1998, a new franchised Garfield's was opened in Vincennes, Indiana. The Company expects to open up to five Company-owned Garfield's and Garcia's restaurants in 1998 and up to ten Company-owned Garfield's and Garcia's restaurants in 1999. The Company also plans to convert the existing Casa Lupita's and Carlos Murphy's to the Garcia's concept during 1998.

         In addition, management is actively seeking possible merger or acquisition candidates that it believes will add value to the Company.

FRANCHISE OPERATIONS

GENERAL TERMS

         As of December 28, 1997, eight franchised Garfield's were operating pursuant to agreements granted by the Company. In March 1998, a new franchised Garfield's opened in Vincennes, Indiana, bringing the total count of franchised Garfield's to nine. The typical Garfield's franchise agreement provides for (i) the payment of an initial franchise fee of up to $35,000 and a monthly continuing royalty fee expressed as a percentage (typically 3% or 4%) of gross sales with a minimum fee of $2,000 to $2,500 per month; (ii) the payment of 1/2% of gross sales to the Garfield's Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term usually ranges from five to 10 years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

         As of December 28, 1997, there were two franchised Garcia's restaurants. These franchise agreements provide for the monthly payment of continuing royalties of 1.5% to 2.0% of gross sales.

FUTURE FRANCHISE DEVELOPMENT

         The Company has elected to emphasize Company restaurant development but is studying the possibility of becoming more aggressive in its franchise development. The Company entered into one new franchise agreement in 1997 for a new Garfield's which opened in March 1998. The Company has not entered into any additional franchise agreements as of the date of this report.

COMPANY MANAGED FRANCHISES

         The Company currently manages three of its franchised Garfield's restaurants in Oklahoma City pursuant to a management agreement with the franchisee who remains the owner of the restaurants. The Company receives fixed management and accounting fees in addition to its royalties and other charges under the franchise agreement.

FRANCHISE REVENUE DATA

         The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated.

                                1997               1996              1995
                                ----               ----              ----
Initial franchise fees       $     --           $     --          $  50,000
Continuing royalties          268,000            265,000            258,000

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

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location, food type and quality. There are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for substantially longer periods than the Company and may be better established in the market area than the Company's restaurants. The restaurant business is often affected by changes in consumer taste, national, regional or local economic conditions, demographic trends, traffic patterns and type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

SERVICE MARKS

         "GARFIELD'S", "CASEY GARFIELD'S", "PEPPERONI GRILL", "GARCIA'S", "CASA LUPITA" and "CARLOS MURPHY'S" are Company service marks registered with the United States Patent and Trademark Office. The Company pursues any infringement of its marks within the United States and considers its marks to be crucial to the success of its operations.

EMPLOYEES

         As of March 1, 1998, the Company employed 3,567 individuals, of whom 278 were management or administrative personnel (including 219 who were restaurant managers or trainees) and 3,289 were employed in non-management restaurant positions. As of this date, the Company employed 262 persons on a salaried basis and 3,305 persons on an hourly basis. Each restaurant employs an average of 57 people.

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

SEASONALITY

         With 44 of the 62 Company-owned restaurants located in regional malls as of December 28, 1997, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales and profits in the Company's fourth fiscal quarter. However, as a result of the 1997 acquisition of 17 free-standing Mexican restaurants from Famous, the Company's management believes that its revenues and profits on a quarterly basis will be less affected by seasonality in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

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

         Approximately 14% of the Company's food and beverage revenues in 1997 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

ITEM 2. PROPERTIES

         All but one of the Company's facilities are occupied under leases. The majority of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company's sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:

                                                                      NO. OF
          YEAR LEASE TERM EXPIRES                                  FACILITIES *
          -----------------------                                  ------------
          1998-1999......................................                3
          2000-2001......................................               10
          2002-2003......................................                9
          2004-2005......................................               19
          2006-2007......................................               10
          2008 and beyond................................               13

         * Includes two leases which have been executed for locations that were under-development and had not opened as of December 28, 1997, and three leases for locations which were sold subsequent to December 28, 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 1997.

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

                                                       Low        High
                                                       ---        ----
1996
First Quarter..................................       $2.19       $3.50
Second Quarter.................................        3.25        5.75
Third Quarter..................................        2.75        4.88
Fourth Quarter.................................        3.00        4.75

1997
First Quarter..................................       $2.94       $4.31
Second Quarter.................................        2.50        3.19
Third Quarter..................................        2.56        4.38
Fourth Quarter.................................        3.69        5.00

1998
First Quarter (to March 25)....................       $3.44       $5.50

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         On March 25, 1998, the Company's stock transfer agent reported that the Company's common stock was held by 247 holders of record. However, management believes there are approximately 1,000 beneficial owners of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                 (In thousands except per share amounts)
                                                                               Fiscal Year
                                                         -------------------------------------------------------
                                                           1997        1996        1995        1994       1993
                                                         --------    --------    --------    --------   --------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales ..........................   $ 62,851    $ 55,733    $ 45,811    $ 38,869   $ 26,401
    Franchise fees and royalties .....................        268         265         307         267        488
    Other income .....................................        423         418         482         423        369
                                                         --------    --------    --------    --------   --------
                                                           63,542      56,416      46,600      39,559     27,258
                                                         --------    --------    --------    --------   --------
Costs and Expenses:
    Costs of sales ...................................     17,840      17,070      13,968      12,052      8,231
    Operating expenses ...............................     36,795      32,219      26,387      22,359     14,891
    Pre-opening costs ................................        279         726         830         568        591
    General and administrative expenses ..............      4,049       3,666       3,067       2,467      2,101
    Provision for restaurant closures
      and other disposals ............................         --          --         897          --         --
    Provision for impairment of long-lived assets ....         85          --          --          --         --
    Depreciation and amortization ....................      2,216       1,886       1,337         927        601
    Interest expense .................................        310         194          41          48         50
                                                         --------    --------    --------    --------   --------
                                                           61,574      55,761      46,527      38,421     26,465
                                                         --------    --------    --------    --------   --------
Income before provision (benefit) for
   income taxes and cumulative effect of
   change in accounting for income taxes .............      1,968         655          73       1,138        793
Provision (benefit) for income taxes .................        569          74        (113)        316        293
                                                         --------    --------    --------    --------   --------
 Income before cumulative effect of change
   in accounting for income taxes ....................      1,399         581         186         822        500
Cumulative effect of change in accounting
   for income taxes ..................................         --          --          --          --        202
                                                         --------    --------    --------    --------   --------
Net income ...........................................   $  1,399    $    581    $    186    $    822   $    702
                                                         ========    ========    ========    ========   ========
Net income per common share (1):
    Income before cumulative effect
      of change in accounting for income taxes .......   $   0.36    $   0.15    $   0.05    $   0.23   $   0.24
    Cumulative effect of change in
      accounting for income taxes ....................         --          --          --          --       0.09
                                                         --------    --------    --------    --------   --------
    Net income per common share ......................   $   0.36    $   0.15    $   0.05    $   0.23   $   0.33
                                                         ========    ========    ========    ========   ========
Net income per common share
    assuming dilution (1):
    Income before cumulative effect
      of change in accounting for income taxes .......   $   0.35    $   0.15    $   0.05    $   0.21   $   0.18
    Cumulative effect of change in
      accounting for income taxes ....................         --          --          --          --       0.08
                                                         --------    --------    --------    --------   --------
    Net income per common share
      assuming dilution ..............................   $   0.35    $   0.15    $   0.05    $   0.21   $   0.26
                                                         ========    ========    ========    ========   ========

Weighted average common shares .......................      3,869       3,836       3,723       3,646      2,124
                                                         ========    ========    ========    ========   ========
Weighted average common shares
    assuming dilution ................................      3,988       4,002       3,834       3,832      2,732
                                                         ========    ========    ========    ========   ========

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (deficit) ........................   $ (4,844)   $ (3,456)   $ (1,677)        922   $  2,021
    Total assets .....................................     29,775      18,709      16,596      12,933     11,363
    Long-term obligations (2) ........................      7,637       1,471       1,249          75         42
    Stockholders' equity .............................     10,993       9,650       8,912       8,625      7,690

OTHER DATA:
    Earnings before interest, depreciation
      and taxes (EBITDA) .............................   $  4,493    $  2,736    $  1,451    $  2,113   $  1,444
    System-wide sales ................................     71,133      64,036      53,802      45,891     39,025

(1) In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus common stock equivalents. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

(2) Includes capital leases and long-term debt obligations, net of current portions. (See Note 5 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-K or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: consumer spending trends and habits; competition in the casual dining restaurant segment; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

INTRODUCTION

         As of December 28, 1997, the Company owned and operated 62 (43 Garfield's, 10 Garcia's, five Casa Lupitas, two Carlos Murphy's and two Pepperoni Grills) and franchised 10 (eight Garfield's and two Garcia's) restaurants. Subsequent to December 28, 1997, the Company opened one new Garfield's and sold three Casa Lupitas. Additionally, one new franchised Garfield's was opened subsequent to December 28, 1997. The Company currently has one Garfield's and one Garcia's in development. As of the date of this report, the entire system includes 60 (44 Garfield's, 10 Garcia's, two Casa Lupitas, two Carlos Murphy's, and two Pepperoni Grills) Company-owned restaurants and 11 (nine Garfield's and two Garcia's) franchise restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                                       Fiscal Year
                                                           -----------------------------------
                                                              1997         1996         1995
                                                           ---------    ---------    ---------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales ............................        98.9%        98.8%        98.3%
    Franchise fees and royalties .......................         0.4          0.5          0.7
    Other income .......................................         0.7          0.7          1.0
                                                           ---------    ---------    ---------
                                                               100.0        100.0        100.0
                                                           ---------    ---------    ---------
Costs and Expenses:
    Costs of sales (1) .................................        28.4         30.6         30.5
    Operating expenses (1) .............................        58.5         57.8         57.6
    Pre-opening costs (1) ..............................         0.4          1.3          1.8
    General and administrative expenses ................         6.4          6.5          6.6
    Provision for restaurant closures
      and other disposals ..............................          --           --          1.9
    Provision  for  impairment  of long-lived assets ...         0.1           --           --
    Depreciation and amortization (1) ..................         3.5          3.4          2.9
    Interest expense ...................................         0.5          0.3          0.1
                                                           ---------    ---------    ---------

Income before provision (benefit) for income taxes .....         3.1          1.1          0.2
Provision (benefit) for income taxes ...................         0.9          0.1         (0.2)
                                                           ---------    ---------    ---------
Net income .............................................         2.2%         1.0%         0.4%
                                                           =========    =========    =========

SELECTED OPERATING DATA:
(Dollars in thousands) System-wide sales:
   Company restaurants .................................   $  62,851    $  55,733    $  45,811
   Franchise restaurants ...............................       8,282        8,303        7,991
                                                           ---------    ---------    ---------
      Total ............................................   $  71,133    $  64,036    $  53,802
                                                           =========    =========    =========
Number of restaurants (at end of period):
   Company restaurants .................................          62           45           41
   Franchise restaurants ...............................          10            8            8
                                                           ---------    ---------    ---------
      Total ............................................          72           53           49
                                                           =========    =========    =========

(1) As a percentage of food and beverage sales.

IMPACT OF SEASONALITY

         The concentration of restaurants in regional malls, where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. However, as a result of the acquisition of 17 free-standing Mexican restaurants from Famous, the Company's management believes that its revenues and profits on a quarterly basis will be less affected by seasonality in the future. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 1997, 1996 and 1995.



                                                                                     FISCAL QUARTERS
                                                          ----------------------------------------------------------------------
                                                              1ST           2ND            3RD            4TH          ANNUAL
                                                          -----------   -----------    -----------    -----------   ------------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997:

          Revenues ....................................   $    14,203   $    13,709    $    14,735    $    20,895   $    63,542
          Net income ..................................           229            24            225            921         1,399
          Net income per common share .................          0.06          0.01           0.06           0.24          0.36
          Net income per common share
               assuming dilution ......................          0.06          0.01           0.06           0.22          0.35
          Weighted average common shares ..............         3,863         3,898          3,858          3,857         3,869
           Weighted average common
                shares assuming dilution ..............         4,006         3,945          3,958          4,044         3,988
          Pre-opening costs ...........................   $        18   $       156    $        92    $        13   $       279
          Number of Company units at
              end of period (1) .......................            43            45             46             62            62
          Company restaurant operating months .........           131           131            135            162           559
          Sales per Company restaurant
              operating month .........................   $       107   $       103    $       108    $       128   $       113

1996:
          Revenues ....................................   $    12,772   $    13,426    $    13,999    $    16,219   $    56,416
          Net income (loss) ...........................            37          (166)           109            601           581
          Net income (loss) per common share ..........          0.01         (0.04)          0.03           0.16          0.15
          Net income per common share
              assuming dilution .......................          0.01         (0.04)          0.03           0.15          0.15
          Weighted average common shares ..............         3,808         3,843          3,845          3,849         3,836
          Weighted average common
              shares assuming dilution ................         3,894         3,843          4,004          4,007         4,002
          Pre-opening costs ...........................   $       120   $       154    $       230    $       222   $       726
          Number of Company units at
              end of period ...........................            42            43             44             45            45
          Company restaurant operating months .........           124           127            128            134           513
          Sales per Company restaurant
              operating month .........................   $       102   $       104    $       108    $       119   $       109

1995:
          Revenues ....................................   $    10,475   $    10,682    $    11,449    $    13,994   $    46,600
          Net income (loss) (2) .......................            25           (45)          (642)           848           186
          Net income (loss) per common
               share (2) ..............................          0.01         (0.01)         (0.17)          0.23          0.05
          Net income (loss) per common
               share assuming dilution (2) ............          0.01         (0.01)         (0.17)          0.22          0.05
          Weighted average common
               shares .................................         3,695         3,727          3,733          3,737         3,723
          Weighted average common
               shares assuming dilution ...............         3,829         3,727          3,733          3,842         3,834
          Pre-opening costs ...........................   $       143   $       198    $       223    $       266   $       830
          Number of Company units at
              end of period ...........................            37            38             38             41            41
          Company restaurant operating months .........           107           114            113            119           453
          Sales per Company restaurant
              operating month .........................   $        96   $        92    $       100    $       116   $       101



(1) During the fourth quarter of 1997, the Company acquired 17 Mexican restaurants under the names: Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2).
(2) During the third quarter of 1995, the Company recorded a pre-tax charge of $897,000 to establish a provision for restaurant closures and other disposals. The effect of this provision on the reported net income (loss) and per share data for the third quarter and the fiscal year was $(639,000) or $(0.17) per share.

FISCAL YEARS 1997, 1996, AND 1995

REVENUES

         Revenues for the year ended December 28, 1997, increased 13% over the revenues reported for the year ended December 29, 1996. Revenues in 1996 increased 21% over 1995 levels. Revenues for the year ended December 31, 1995, increased 18% over the same period in 1994. The 1997, 1996 and 1995 increases were primarily due to increases in food and beverage sales.

         The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating month were as follows:

                                                              1997         1996         1995
                                                            --------     --------     --------

Number of Company restaurants at year end .............           62           45           41
Number of Company restaurant operating months .........          559          513          453
Average sales per Company restaurant operating
    month .............................................     $112,500     $108,600     $101,100

      A summary of sales and costs of sales expressed as a percentage of sales are listed below for the fiscal years:


                                                   1997        1996        1995
                                                  ------      ------      ------
SALES:

   Food .....................................       85.6%       85.1%       83.5%
   Beverage .................................       14.4%       14.9%       16.5%
                                                  ------      ------      ------
      Total .................................      100.0%      100.0%      100.0%
                                                  ======      ======      ======

COSTS OF SALES:
   Food .....................................       28.7%       30.7%       30.6%
   Beverage .................................       26.7%       30.5%       30.2%
                                                  ------      ------      ------
      Total .................................       28.4%       30.6%       30.5%
                                                  ======      ======      ======

      Average monthly sales per unit were $112,500 during 1997 compared to $108,600 during 1996. The 1997 per unit monthly sales increased by $3,900 or 3.6% from 1996 levels. This increase is primarily due to the introduction of a new Garfield's menu design, a successful television advertising campaign during the fourth quarter, the success of continued radio and newspaper advertising, the implementation of a mall employee rewards program in selected locations, and the addition of 17 higher volume restaurants through the Famous Acquisition in the fourth quarter of 1997. The Company's management expects that average monthly sales per unit will increase in future periods due to the addition of the 17 new Mexican restaurants through the Famous Acquisition and the future openings of Garcia's.

      Average monthly sales per unit were $108,600 during 1996 compared to $101,100 during 1995. The 1996 per unit monthly sales increased by $7,500 or 7.4% from 1995 levels. The increase was primarily due to a stronger, more experienced senior-level management team in place at the beginning of 1996, the successful introduction of quarterly regional newspaper advertising programs which were used in the majority of the Company's restaurant markets in 1996, successful tests of radio and direct mail advertising campaigns in selected markets and two menu roll-outs (in July and October 1996), both of which included selective modest price increases (in-line with competitor pricing on comparable menu selections) and introduced several new product selections that were featured in the aforementioned newspaper, radio and direct mail advertising campaigns.

         Continuing royalties were $268,000 in 1997, $265,000 in 1996 and $258,000 in 1995. Continuing royalties were comparable as the same number of franchise restaurants (eight) were in operation during the three year period. During the second quarter of 1995, one franchise restaurant closed and a new one opened. Initial franchise fees recognized in 1995 were $50,000. No initial franchise fees were recorded in 1997 or 1996.

COSTS AND EXPENSES

      The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:


                                                         1997        1996        1995
                                                       ------      ------      ------

Costs of sales ...................................       28.4%       30.6%       30.5%
Labor costs ......................................       27.3%       27.6%       28.0%
                                                       ------      ------      ------
     Total .......................................       55.7%       58.2%       58.5%
                                                       ======      ======      ======


      Costs of sales as a percentage of food and beverage sales decreased in 1997 (28.4%) from 1996 (30.6%). This decrease is primarily due to the Company's continued menu development, increased vendor rebates, and improved store-level food and beverage cost controls. Costs of sales as a percentage of food and beverage sales increased slightly in 1996 (30.6%) as compared to 1995 (30.5%) primarily due to higher meat and dairy product costs, partially offset by lower produce costs and improvements in the Company's purchasing techniques.

      The Company's labor costs as a percentage of food and beverage sales decreased in 1997 to 27.3% from 27.6% in 1996. Labor costs as a percentage of food and beverage sales decreased in 1996 from 28.0% in 1995. The 1997 decrease is primarily due to continued improvement of store-level monitoring of labor needs, continued refinement of restaurant operations resulting in reduced kitchen labor costs and a reduction in the average number of managers per store from 1996. The decrease in 1996 from 1995 is primarily due to the improvements of store-level monitoring of labor needs.

      Operating expenses (which include labor costs) as a percentage of food and beverage sales were 58.5% in 1997, 57.8% in 1996, and 57.6% in 1995. The increase in operating expenses as a percentage of food and beverage sales in 1997 as compared to 1996 was due primarily to higher promotional and advertising expenses and occupancy costs (primarily rent and utilities) partially offset by lower labor costs (as previously explained). The modest increase in operating expenses as a percentage of food and beverage sales in 1996 versus 1995 was attributable to higher advertising and promotional expenses partially offset by lower restaurant occupancy and labor costs.

PRE-OPENING COSTS

      Unlike a majority of its publicly-held competitors which capitalize and amortize pre-opening costs over a period of up to 24 months, the Company expenses such costs as incurred.

      During each of the three years ended December 28, 1997, December 29, 1996, and December 31, 1995, the Company incurred and recognized as expense the following amounts for restaurant pre-opening costs relative to the corresponding number of restaurants opened:


                                                              1997          1996          1995
                                                            --------      --------      --------

Total pre-opening costs ...............................     $279,000      $726,000      $830,000
Restaurants opened ....................................            3             8             9
Average pre-opening costs per restaurant opened .......     $ 93,000      $ 90,700      $ 92,200
Total pre-opening costs as a percentage of food
    and beverage sales ................................          0.4%          1.3%          1.8%

      Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased as a percentage of total revenues to 6.4% in 1997 from 6.5% in 1996. In 1996, general and administrative expenses decreased from 6.6% in 1995. The higher absolute levels of general and administrative expenses from 1995 to 1997 are related primarily to additional personnel costs and related costs of operating the Company's expanding restaurant group. General and administrative expenses as a percentage of total revenues decreased modestly in 1997 as compared to 1996 and in 1996 as compared to 1995, as a result of the Company's revenues increasing at a higher rate than its increase in general and administrative expenses. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

      During 1995, the Company approved and began the implementation of a plan to close four under-performing restaurants. During 1996, the Company identified two additional locations for closure. As of December 28, 1997, the Company had disposed of all restaurants planned for closure in 1995 and 1996. These restaurants (the 1995 and 1996 identified closures) collectively accounted for $79,000, $1,784,000 and $3,498,000 of revenues and $(18,000), $(68,000) and
$(223,000) of operating losses for fiscal years 1997, 1996 and 1995, respectively. Management expects the effect of closing these under-performing restaurants to result in improved margins and increased profitability for the Company in future periods.

      As a result of the plan to close under-performing restaurants, the Company recorded a pre-tax charge of $897,000 in the third quarter of 1995. The provision related to lease termination costs, litigation settlement costs, write-down of property, equipment and leasehold improvements, and other exits costs. As of December 28, 1997, the Company has a remaining reserve of approximately $51,000 for settlement of any remaining liabilities associated with the closures.

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

      In 1996, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Pursuant to SFAS 121, the Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment, whenever events or circumstances indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

      Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1996 and 1997, as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

      During 1997, the Company recorded an $85,000 provision for impairment of long-lived assets related to three locations. Additionally, as of December 28, 1997, the Company had identified a total of six locations with indicators of impairment.

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

DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense increased in 1997 to $2,216,000 (3.5% of restaurant sales) compared to $1,886,000 (3.4% of restaurant sales) in 1996 and $1,337,000 (2.9% of restaurant sales) in 1995. The increase in expense in 1997 as compared to 1996 is primarily attributable to the increase in net assets subject to depreciation and amortization in 1997 versus 1996 as the result of opening and acquisition of additional restaurants. The expense increase in 1996 versus 1995 relates principally to the increase in net assets subject to depreciation and amortization because of opening additional restaurants, the purchase of the Pepperoni Grill restaurant in January 1995, and the remodeling of existing restaurants.

INTEREST EXPENSE

      Interest expense during each of the three years in the period ended December 28, 1997, was $310,000 in 1997, $194,000 in 1996, and $41,000 in 1995.
Additionally, the Company has capitalized approximately $39,000, $62,000 and $72,000 of interest costs during 1997, 1996 and 1995, respectively. The increase in interest expense in 1997 as compared to 1996 is attributable to an increase in the 1997 average borrowing balances and a higher average interest rate under the Company's revolving credit agreements and the increase in the Company's long-term debt as a result of the Famous Acquisition. The increase in interest expense in 1996 versus 1995 is attributable to an increase in the average borrowing balance under the Company's revolving credit agreement in 1996 versus 1995.

INCOME TAXES

      The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The provision (benefit) for income taxes was $569,000, $74,000 and $(131,000), respectively, for 1997, 1996 and 1995.

      At December 28, 1997, the Company has recorded a benefit for its deferred tax assets of approximately $2,869,000. Management believes that approximately $2,019,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $2,300,000 in the future net income in the next two years necessary to recognize the deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management of the Company is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or if the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions. Management intends to evaluate the realizability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

NET INCOME PER SHARE AMOUNTS

      In March 1997, The Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,868,950, 3,836,228 and 3,722,788 in 1997, 1996, and 1995, respectively.
Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 3,988,016, 4,002,359 and 3,833,956 in 1997, 1996, and 1995, respectively. The
Company adopted the provisions of SFAS 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 28, 1997, the Company's working capital ratio increased to
0.53 to 1 compared to 0.50 to 1 at December 29, 1996. As is customary in the restaurant industry, the Company has consistently operated with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For fiscal years 1997, 1996 and 1995, the Company's expenditures for capital improvements were $3,886,000, $7,307,000, and $7,789,000, respectively, which were funded out of cash flows from operating activities of $4,977,000, $2,438,000, and $3,318,000, respectively, landlord finish-out allowances of $1,742,000, $3,022,000, and $2,492,000, respectively, and borrowings under the Company's credit agreements. In addition, the Company expended approximately $529,000 in January 1995 for the acquisition of the Pepperoni Grill restaurant and trade name and approximately $8,939,000 for the Famous Acquisition in November 1997. The Famous Acquisition was financed primarily through a term loan with a bank (described below).

      During 1998, the Company expects to construct and open an aggregate total of five new Garfield's (in regional malls) and Garcia's (in free-standing sites). The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 1998.

         In August 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provides for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc. under the Asset Purchase Agreement dated November 14, 1997. As of December 28, 1997, the Company had borrowed $8,631,415 under the term loan feature. There were no outstanding borrowings under the revolving line of credit as of December 28, 1997. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.25% (6.94% as of December 28, 1997). The interest rate is adjusted quarterly. There is no non-use fee related to either facility. The revolving line of credit has a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement are secured by all of the Company's real estate. This loan agreement contains, among other things, certain financial covenants and restrictions. As of December 28, 1997, the Company was in compliance with these financial covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

      In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%.

      In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July, 1997, an additional 200,000 shares were authorized for repurchase. As of December 28, 1997, 55,100 shares had been repurchased under this plan for a total purchase price of approximately $160,000. No additional shares have been repurchased subsequent to December 28, 1997.

Other

      The use by many existing computer systems of a two-digit year date format rather than four digits--the Year 2000 issue--impacts the company's business systems and facilities. The company is working with key suppliers, vendors and customers to ensure Year 2000 compliance. Although the ultimate outcome of the Year 2000 project cannot be guaranteed, management believes the cost of addressing the Year 2000 issue is not material to the consolidated results of operations or financial condition of the company.

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


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the report:

     1.  Consolidated Financial Statements:

         Management's Responsibility for Financial Reporting
         Reports of Independent Auditors
         Consolidated Balance Sheets as of December 28, 1997 and December 29,
           1996
         Consolidated Statements of Income for each of the three years in the periods ended December 28, 1997, December 29, 1996 and December 31, 1995
         Consolidated Statements of Stockholders' Equity for each of the three years in the periods ended December 28, 1997, December 29, 1996 and December 31, 1995
         Consolidated Statements of Cash Flows for each of the three years in the periods ended December 28, 1997, December 29, 1996 and December 31, 1995
         Notes to Consolidated Financial Statements

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

         EXHIBIT
         NUMBER     DESCRIPTION OF DOCUMENT

          4.2       Form of Representative's Warrant.(3)
          10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated October 1, 1995.(10)
          10.2 Employment Agreement between the Company and James M. Burke, dated October 1, 1995.(10)
          10.4 Lease Agreement dated May 1, 1987 (as amended June 30, 1990, October 1, 1992 and October 1, 1993) between the Company and Colonial Center, LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)
          10.8 Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)
          10.9 Amended and Restated Franchise Agreement and Modification of Amended and Restated Franchise Agreement dated December 31, 1992 between the Company and O.E., Inc. for the three Garfield's franchise locations in the Oklahoma City, Oklahoma metropolitan area. (3)
          10.10     Form of Franchise Agreement (revised March 1, 1993).(7)
          10.11 Management Agreement dated December 31, 1992 between the Company and O.E., Inc. for the supervision and accounting services provided by the Company for three Garfield's franchise locations in the Oklahoma City metropolitan area.
                    (3)
          10.12 Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr. (5)
          10.13     Collateral Assignment Agreement dated January 20, 1991,
                    between the Company and James M. Burke. (5)
          10.15     Stock Plan for Significant Employees of the Company,
                    dated December 1, 1986. (6)
          10.16     1987 Director Stock Incentive Plan. (6)
          10.17     Eateries, Inc. Omnibus Equity Compensation Plan. (6)
          10.18 Underwriting Agreement between the Company, Pauli & Company Incorporated, RAS Securities Corp. and certain shareholders of the Company dated November 15, 1993. (3)
          10.22 Asset Sale Agreement dated January 9, 1995 between the Company and Pepperoni Grill, Inc. and Specialty Restaurants, involving the purchase of assets of Pepperoni Grill restaurant by the Company. (9)
          10.23 Employment Agreement between the Company and Corey Gable, dated January 1, 1997. (10)
          10.24 Employment Agreement between the Company and Peter L. Holloway, dated January 1, 1995. (9)
          10.25     Employee Stock Purchase Plan dated June 15, 1994 (8).
          10.26 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (9)
          10.27 Option Agreement between the Company and Vincent F. Orza, Jr., dated January 4, 1996 (10)
          10.28 Option Agreement between the Company and James M. Burke, dated January 4, 1996 (10)
          10.29 Option Agreement between the Company and Corey Gable, dated April 5, 1996 (10)
          10.32 Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries. (11)
          10.33 Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy's, Inc. (12)
          10.34     Agreement for purchase and Sale of Assets dated February 26,
                    1998, between the Company and Chevy's, Inc. (12)
          10.35     Loan Agreement dated as of November 18, 1997, by and between
                    NationsBank, N.A. and the Company.
          10.36 Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza, Jr. and the Company.
          10.37     Stock Put Agreement dated April 2, 1997, by and among James
                    M. Burke and the Company.
           23.1     Consent of Arthur Andersen LLP.
           23.2     Consent of Ernst & Young LLP.
           27.1     Financial Data Schedule.

            (1) Filed as exhibit to Registrant's Registration Statement on Form S-18 (File No. 33-6818-FW).
            (2) Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.
            (3) Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896).
            (4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-14968) and incorporated herein by reference.
            (5) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.
            (6) Filed as exhibit to Registrant's Registration Statement on form S-8 (File No. 33-41279).
            (7) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14968) and incorporated herein by reference.
            (8) Filed as Appendix A to the Company's Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
            (9) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.
            (10) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (File No. 0-14968) and incorporated herein by reference.
            (11) Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.
            (12) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.

(b) A Form 8-K was filed on December 8, 1997, with the Securities and Exchange Commission regarding the Registrant's acquisition of certain assets from Famous Restaurants, Inc. and its subsidiaries.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGISTRANT:
                                      EATERIES, INC.

Date: April 10, 1998                  By:  /s/ Vincent F. Orza, Jr.
      --------------                       ------------------------
                                           Vincent F. Orza, Jr.
                                           President
                                           Chief Executive Officer

Date: April 10, 1998                  By: /s/Corey Cable
      --------------                      -------------------------
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

Date: April 10, 1998                  By: /s/Vincent F. Orza, Jr.
      --------------                      -------------------------
                                          Vincent F. Orza, Jr.
                                          Chairman of the Board,
                                          President and Director

Date: April 10, 1998                  By: /s/James M. Burke
      --------------                      -------------------------
                                          James M. Burke
                                          Vice President of Operations,
                                          Assistant Secretary and Director

Date: April 10, 1998                  By: /s/Edward D. Orza
      --------------                      -------------------------
                                          Edward D. Orza,
                                          Director

Date: April 10, 1998                  By: /s/Patricia L. Orza
     ---------------                      -------------------------
                                          Patricia L. Orza,
                                          Secretary and Director

Date: April 10, 1998                  By: /s/Thomas F. Golden
     ---------------                      -------------------------
                                          Thomas F. Golden,
                                          Director

Date: April 10, 1998                  By: /s/Philip Friedman
     ---------------                      -------------------------
                                          Philip Friedman,
                                          Director

Date: April 10, 1998                  By: /s/Larry Kordisch
     ---------------                      -------------------------
                                          Larry Kordisch,
                                          Director

                        EATERIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                             PAGE
                                                                                                             ----

Management's Responsibility for Financial Reporting.......................................................    F-1

Reports of Independent Auditors............................................................................   F-2

Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996..................................   F-4

Consolidated Statements of Income for each of the three years in the period ended
      December 28, 1997....................................................................................   F-5

Consolidated Statements of Stockholders' Equity for each of the three years in
      the period ended December 28, 1997...................................................................   F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended
      December 28, 1997....................................................................................   F-7

Notes to Consolidated Financial Statements.................................................................   F-8



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

         The Board of Directors of Eateries, Inc. have engaged Arthur Andersen LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 1997 consolidated financial statements. Their report is included on the following page.



/s/Vincent F. Orza, Jr.
-----------------------------
Vincent F. Orza, Jr.
President and Chairman
Chief Executive Officer



/s/Corey Gable
----------------------------
Corey Gable
Vice President/Treasurer
Chief Financial and Accounting Officer



April 10, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma



      We have audited the accompanying consolidated balance sheet of Eateries, Inc. and subsidiaries as of December 29, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 29, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP


Oklahoma City, Oklahoma
March 26, 1997,
except for the last paragraph of Note 5, as to which the date is April 9, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma



      We have audited the accompanying consolidated balance sheet of Eateries, Inc. and subsidiaries as of December 28, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 28, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
March  5, 1998,

                         EATERIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        December 28,      December 29,
                                                                            1997              1996
                                                                        ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents .......................................  $  1,331,363      $    695,481
     Receivables:
            Franchisees ..............................................        35,693            53,685
            Insurance refunds ........................................       488,594           164,219
            Landlord finish-out allowances ...........................       106,250           188,866
            Other ....................................................       490,828           394,776
     Deferred income taxes (Note 8) ..................................       452,000           387,000
     Inventories .....................................................     2,296,282         1,400,262
     Other current assets ............................................       357,903           209,929
                                                                        ------------      ------------
                Total current assets .................................     5,558,913         3,494,218
Property and equipment, at cost (Notes 4 and 5):
     Land and buildings ..............................................     5,234,000           125,167
     Furniture and equipment .........................................    11,076,626         9,322,453
     Leasehold improvements ..........................................    26,026,890        23,453,916
     Assets under capital leases .....................................       123,420           123,420
                                                                        ------------      ------------
                                                                          42,460,936        33,024,956
     Less: Landlord finish-out allowances ............................    14,880,564        13,896,522
                                                                        ------------      ------------
                                                                          27,580,372        19,128,434
     Less: Accumulated depreciation and amortization .................     7,201,463         5,444,896
                                                                        ------------      ------------
             Net property & equipment ................................    20,378,909        13,683,538
Deferred income taxes (Note 8) .......................................       398,000           975,000
Goodwill, net ........................................................     2,479,045           193,589
Other assets .........................................................       959,817           362,356
                                                                        ------------      ------------
                                                                        $ 29,774,684      $ 18,708,701
                                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable ................................................  $  4,850,211      $  4,359,571
     Accrued liabilities:
             Compensation ............................................     2,191,775         1,388,058
             Taxes, other than income ................................       815,039           456,681
             Other (Note 6) ..........................................     1,480,055           572,022
             Restaurant closure costs (Note 7) .......................        51,281           145,575
     Current portion of long-term obligations (Note 5) ...............     1,014,715            28,308
                                                                        ------------      ------------
                      Total current liabilities ......................    10,403,076         6,950,215
Deferred credit ......................................................       658,638           575,517
Other liabilities ....................................................        82,500            62,500
Long-term obligations, net of current portion (Note 5) ...............     7,637,415         1,470,715
Commitments (Note 4)

Stockholders' equity (Note 10):
     Preferred stock, $.002 par value, none outstanding ..............            --                --
     Common stock, $.002 par value, 4,221,785 and 4,143,391 shares outstanding at December 28, 1997 and December 29, 1996,
            respectively .............................................         8,444             8,287
     Additional paid-in capital ......................................     9,486,594         9,340,519
     Retained earnings ...............................................     3,065,300         1,666,092
                                                                        ------------      ------------
                                                                          12,560,338        11,014,898
     Treasury stock, at cost, 347,115 and 282,761 shares at
             December 28, 1997 and December 29, 1996, respectively ...    (1,567,283)       (1,365,144)
                                                                        ------------      ------------
                      Total stockholders' equity .....................    10,993,055         9,649,754
                                                                        ------------      ------------
                                                                        $ 29,774,684      $ 18,708,701
                                                                        ============      ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       December 28,     December 29,     December 31,
                                                           1997             1996             1995
                                                       ------------     ------------     ------------
Revenues:
      Food and beverage sales .......................  $ 62,850,893     $ 55,732,807     $ 45,810,664
      Franchise fees and royalties ..................       267,785          264,954          307,653
      Other .........................................       422,842          418,476          482,123
                                                       ------------     ------------     ------------
           Total revenues ...........................    63,541,520       56,416,237       46,600,440

Costs of sales ......................................    17,840,104       17,070,384       13,967,757
                                                       ------------     ------------     ------------
                                                         45,701,416       39,345,853       32,632,683

Operating expenses (Note 6) .........................    36,795,093       32,218,754       26,387,127
Pre-opening costs (Note 2) ..........................       279,000          726,000          830,000
General and administrative expenses .................     4,048,964        3,665,207        3,067,610
Provision for restaurant closures
      and other disposals  (Note 7) .................            --               --          897,000
Provision for impairment of
      long-lived assets (Note 8) ....................        85,000               --               --
Depreciation and amortization .......................     2,215,640        1,886,323        1,336,919
Interest expense ....................................       309,511          194,070           41,186
                                                       ------------     ------------     ------------
                                                         43,733,208       38,690,354       32,559,842
                                                       ------------     ------------     ------------

Income before provision (benefit) for income taxes ..     1,968,208          655,499           72,841

Provision (benefit) for income taxes (Note 9) .......       569,000           74,000         (113,000)
                                                       ------------     ------------     ------------

Net income ..........................................  $  1,399,208     $    581,499     $    185,841
                                                       ============     ============     ============


Net income per common share (Note 11) ...............  $       0.36     $       0.15     $       0.05
                                                       ============     ============     ============

Net income per common share
      assuming dilution (Note 11) ...................  $       0.35     $       0.15     $       0.05
                                                       ============     ============     ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         COMMON STOCK
                                         ----------------------------------------------
                                                   SHARES                                          TREASURY STOCK
                                         -----------------------------                      -----------------------------
                                          AUTHORIZED         ISSUED           AMOUNT          SHARES            AMOUNT
                                         ------------     ------------     ------------     ------------     ------------
Balance, December 31, 1994 .........       20,000,000        3,952,890     $      7,906          272,122     $ (1,328,867)

Issuance of common stock:
     Exercise of stock options .....               --           53,833              107               --               --
     Employee stock purchase plan ..               --           12,411               25               --               --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 8) ......................               --               --               --               --               --
Treasury stock acquired (Note 9) ...               --               --               --            1,917           (5,751)
Net income .........................               --               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
Balance, December 31, 1995 .........       20,000,000        4,019,134            8,038          274,039       (1,334,618)

Issuance of common stock:
     Exercise of stock options .....               --           97,163              194               --               --
     Employee bonuses ..............               --            2,750                6               --               --
     Employee stock purchase plan ..               --           24,044               48               --               --
     Sale of common stock ..........               --              300                1               --               --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 8) ......................               --               --               --               --               --
Treasury stock acquired (Note 9) ...               --               --               --            8,722          (30,526)
Net income .........................               --               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
Balance, December 29, 1996 .........       20,000,000        4,143,391            8,287          282,761       (1,365,144)

Issuance of common stock:
     Exercise of stock options .....               --           59,332              119               --               --
     Employee bonuses ..............               --            2,500                5               --               --
     Employee stock purchase plan ..               --           16,462               33               --               --
     Sale of common stock ..........               --              100               --               --               --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 8) ......................               --               --               --               --               --
Treasury stock acquired (Note 9) ...               --               --               --           64,354         (202,139)
Net income .........................               --               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
Balance, December 28, 1997 .........       20,000,000        4,221,785     $      8,444          347,115     $ (1,567,283)
                                         ============     ============     ============     ============     ============
                                           ADDITIONAL
                                            PAID-IN         RETAINED
                                            CAPITAL         EARNINGS           TOTAL
                                         ------------     ------------     ------------
Balance, December 31, 1994 .........     $  9,047,594     $    898,752     $  8,625,385

Issuance of common stock:
     Exercise of stock options .....           33,476               --           33,583
     Employee stock purchase plan ..           26,350               --           26,375
Tax benefit from the exercise of
     non-qualified stock options
     (Note 8) ......................           47,000               --           47,000
Treasury stock acquired (Note 9) ...               --               --           (5,751)
Net income .........................               --          185,841          185,841
                                         ------------     ------------     ------------
Balance, December 31, 1995 .........        9,154,420        1,084,593        8,912,433

Issuance of common stock:
     Exercise of stock options .....           60,533               --           60,727
     Employee bonuses ..............           10,941               --           10,947
     Employee stock purchase plan ..           57,432               --           57,480
     Sale of common stock ..........            1,193               --            1,194
Tax benefit from the exercise of
     non-qualified stock options
     (Note 8) ......................           56,000               --           56,000
Treasury stock acquired (Note 9) ...               --               --          (30,526)
Net income .........................               --          581,499          581,499
                                         ------------     ------------     ------------
Balance, December 29, 1996 .........        9,340,519        1,666,092        9,649,754

Issuance of common stock:
     Exercise of stock options .....           51,214               --           51,333
     Employee bonuses ..............            8,595               --            8,600
     Employee stock purchase plan ..           48,941               --           48,974
     Sale of common stock ..........              325               --              325
Tax benefit from the exercise of
     non-qualified stock options
     (Note 8) ......................           37,000               --           37,000
Treasury stock acquired (Note 9) ...               --               --         (202,139)
Net income .........................               --        1,399,208        1,399,208
                                         ------------     ------------     ------------

Balance, December 28, 1997 .........     $  9,486,594     $  3,065,300     $ 10,993,055
                                         ============     ============     ============


See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended
                                                             ------------------------------------------------
                                                             December 28,      December 29,      December 31,
                                                                 1997              1996              1995
                                                             ------------      ------------      ------------
Cash flows from operating activities:
      Net income ..........................................  $  1,399,208      $    581,499      $    185,841
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization ..................     2,215,640         1,886,323         1,336,919
           Gain on asset disposals ........................        (6,165)          (42,544)         (133,144)
           Common stock bonuses ...........................         8,600            10,947                --
           Provision (benefit) for deferred income taxes ..       549,000            74,000          (113,000)
           (Increase) decrease in operating assets:
                Receivables ...............................      (393,730)           (7,869)         (209,745)
                Inventories ...............................        46,320           (31,589)         (268,464)
                Prepaid expenses and deposits .............        10,041           (30,909)          (45,213)
           Increase (decrease) in operating liabilities:
                Accounts payable ..........................       202,198           154,383         1,285,362
                Accrued liabilities .......................       842,299          (329,300)        1,171,977
                Deferred credit ...........................       103,121           222,035            (4,659)
                Other liabilities .........................            --           (49,400)          111,900
                                                             ------------      ------------      ------------
           Total adjustments ..............................     3,577,324         1,856,077         3,131,933
                                                             ------------      ------------      ------------
           Net cash provided by operating activities ......     4,976,532         2,437,576         3,317,774
                                                             ------------      ------------      ------------

Cash flows from investing activities:
      Capital expenditures ................................    (3,886,481)       (7,306,987)       (7,788,654)
      Landlord finish-out allowances ......................     1,741,658         3,021,883         2,491,931
      Net cash payments for restaurant acquisitions .......    (8,991,173)               --          (529,083)
      Proceeds from the sale of property and equipment ....        15,063            53,001           426,214
      Sales of marketable securities ......................            --                --           514,737
      Payments received for notes receivable ..............        11,620                --                --
      Decrease (increase) in other assets .................       (72,784)          (50,457)          (24,143)
                                                             ------------      ------------      ------------
           Net cash used in investing activities ..........   (11,182,097)       (4,282,560)       (4,908,998)
                                                             ------------      ------------      ------------

Cash flows from financing activities:
      Sales of common stock ...............................        49,299            58,674            26,375
      Payments on notes payable to vendor .................            --           (13,139)         (434,362)
      Payments on long-term obligations ...................       (28,308)          (25,305)          (70,619)
      Net borrowings under revolving credit agreement .....    (1,450,000)          250,000         1,200,000
      Borrowings under note payable .......................     8,631,415                --                --
      Proceeds from issuance of stock on exercise of ......        26,333            60,727            27,833
         stock options
      Payment of withholding tax liabilities related
         to acquisition of treasury stock .................       (17,224)          (30,526)               --
      Repurchase of treasury stock ........................      (159,915)               --                --
      Increase (decrease) in bank overdrafts included in
         accounts payable .................................      (210,153)        1,238,080                --
                                                             ------------      ------------      ------------
           Net cash provided by financing
               activities .................................     6,841,447         1,538,511           749,227
                                                             ------------      ------------      ------------

Net decrease in cash and cash equivalents .................       635,882          (306,473)         (841,997)
Cash and cash equivalents at beginning period .............       695,481         1,001,954         1,843,951
                                                             ============      ============      ============
Cash and cash equivalents at end of period ................  $  1,331,363      $    695,481      $  1,001,954
                                                             ============      ============      ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION

      Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchise restaurants. The Company's restaurants are located primarily in regional malls in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name "Garfield's Restaurant & Pub" ("Garfield's"), "Pepperoni Grill" and "Casa Ole" (as a franchisee). An analysis of Company-owned and franchised restaurants for the three years in the period ended December 28, 1997, is as follows:

                                             Company        Franchised         Total
                                              Units           Units            Units
                                            ---------       ----------      -----------
    At December 31, 1994                           34                8               42
       Units opened                                 9                1               10
       Units closed                                (3)              (1)              (4)
       Unit acquired                                1               --                1
                                            ---------       ----------      -----------
    At December 31, 1995                           41                8               49
       Units opened                                 8               --                8
       Units closed                                (3)              --               (3)
       Unit sold                                   (1)              --               (1)
                                            ---------       ----------      -----------
    At December 29, 1996                           45                8               53
       Units opened                                 3               --                3
       Units closed                                (3)              --               (3)
       Units acquired                              17                2               19
                                            ---------       ----------      -----------
    At December 28, 1997                           62               10               72
                                            =========       ==========      ===========

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Eateries, Inc. and its wholly-owned subsidiaries, Fiesta Restaurants, Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. All significant intercompany transactions and balances have been eliminated.

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

Buildings.......................        15-30 Years
Furniture and equipment.........         5-15 Years
Leasehold improvements..........         3-15 Years
Landlord finish-out allowances..         8-15 Years

ADVERTISING COSTS

      Costs incurred in connection with advertising and marketing of the Company's restaurants are expensed as incurred. Such costs amounted to $1,376,000 in 1997, $797,000 in 1996 and $647,000 in 1995.

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

FRANCHISE ACTIVITIES

      The Company franchises the Garfield's Restaurant & Pub concept to restaurant operators and, at December 28, 1997 and December 29, 1996, eight restaurant units were operating under franchise agreements. During 1997, the Company signed an agreement for a new franchise location. This location was opened in March, 1998, increasing the total number of franchised Garfield's to nine. The initial franchise fee paid to the Company is recognized as income when substantially all services have been performed by the franchisor to each franchised location, which is typically when the related restaurant is opened. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $50,000 of initial franchise fees for franchised restaurants during 1995 (none were recognized in 1996 or 1997).

      Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 1997, 1996 and 1995, the Company recognized $268,000, $265,000, and $258,000, respectively, of fees from continuing royalties.

      Franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $41,000, $41,000, and $39,000 during 1997, 1996 and 1995, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield's concept.

      Franchisee receivables at December 28, 1997 and, December 29, 1996 are comprised primarily of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 28, 1997.

CAPITALIZATION OF INTEREST

      Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $39,000, $62,000 and $72,000 of interest costs during 1997, 1996 and 1995, respectively. These costs are included in leasehold improvements in the accompanying balance sheets.

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


NET INCOME PER COMMON SHARE

      In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus common stock equivalents. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

      Interest of $277,000, $228,000 and $94,000 was paid for each of the three years 1997, 1996 and 1995, respectively.

      For the three years 1997, 1996 and 1995, the Company had the following non-cash investing and financing activities.

                                                                                          Fiscal Year
                                                                ----------------------------------------------
                                                                    1997             1996             1995
                                                                ------------     ------------     ------------
Increase (decrease) in current receivables
     for landlord finish-out allowances ......................  $    (82,616)    $   (559,422)    $    493,288
Increase (decrease) in non-current receivables for
     landlord finish-out allowances ..........................            --         (429,000)         429,000
Sales of property and equipment in exchange
     for notes receivable ....................................       160,000           95,000               --
Borrowings for capital expenditures under
     notes payable to vendor .................................            --               --          116,567
Acquisition of treasury stock upon exercise of
     stock options (Note 9) ..................................        25,000               --            5,751
Increase in additional paid-in capital as a result
     of tax benefits from the exercise of
     non-qualified stock options .............................        37,000           56,000           47,000
Asset write-offs related to restaurant
     closures and other disposals ............................        13,334           71,932               --
Assumption of liabilities related to restaurant acquisition ..     1,618,773               --               --

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

OTHER

      During 1997 and early 1998, the Financial Accounting Standards Board issued several pronouncements related to financial statement disclosure that will affect the Company's 1998 financial statement presentation. Following is a discussion of the new standards.

      Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components as a part of the basic financial statements. The Company does not believe that comprehensive income will differ materially from net income. The disclosures will be required for the 1998 year-end financial statements, and abbreviated information will be required for the first quarter.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for determining segments and reporting information about a company's business segments, products and services, geographic areas and major customers in annual financial statements. Also required is selected information about operating segments in interim financial reports issued to shareholders. The Company does not anticipate the adoption of this new accounting standard will create additional business segment reporting requirements.

      SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement, effective for year-end 1998 financial statements, revises disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of costs associated with those plans.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amounts capitalized or expensed by the Company for internal-use software projects are not expected to differ materially as a result of the SOP, since the prescribed accounting treatment is fairly consistent with the Company's current accounting policy. The SOP, the effect of which is to be recognized prospectively, is effective for 1999 financial statements.

(3)   RESTAURANT ACQUISITIONS

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

      In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants, and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operate under the names: Garcia's (10), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,652,000 of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The acquisition has been accounted for under the purchase method.

      The following unaudited pro forma combined information for the years ended December 28, 1997 and December 29, 1996, give effect to the Famous Acquisition as if it had been consummated as of December 30, 1996 and January 1, 1996, respectively:

                                     1997               1996
                                --------------     --------------
Total revenues                  $   92,211,956     $   88,583,645
Net income                           1,549,630            678,932
Net income per common share               0.40               0.18
Net income per common share
    assuming dilution                     0.39               0.17

      The unaudited pro forma combined information is based upon the historical financial statements of the Company and Famous Restaurants, Inc., giving effect to the transaction under the purchase method of accounting and adjustments for:
(1) amortization and depreciation of the property and equipment acquired, (2) amortization of goodwill recorded in connection with the acquisition, (3) interest expense related to the acquisition debt, and (4) the tax effects of the adjustments and pro forma results of the acquisition.

      The unaudited pro forma combined information has been prepared based on estimates and assumptions deemed by the Company to be appropriate and do not purport to be indicative of the results of operations which would actually have been obtained if the Famous Acquisition had occurred as presented in such information or which may be obtained in the future. The Company has developed and will apply its existing cost reduction practices beyond those assumed in these unaudited pro forma results to further reduce cost of sales, operating expenses and general and administrative expenses. The results of these cost saving practices are prospective in nature and although there are savings inherent in these techniques, such projected savings have not been incorporated into the pro forma combined information.

(4)   REAL ESTATE LEASES

      The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2009. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 28, 1997, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

1998.........................................         $ 5,269,000
1999.........................................           5,233,000
2000.........................................           5,158,000
2001.........................................           4,884,000
2002.........................................           4,323,000
Thereafter...................................          14,711,000
                                                      -----------
Total minimum rental commitments.............         $39,578,000
                                                      ===========

      Total minimum rental commitments include $1,649,000 related to two locations scheduled for opening in 1998 and $705,000 related to three locations which were sold subsequent to December 28, 1997.

      The components of rent expense for noncancellable operating leases are summarized as follows:

                                                  Fiscal Year
                                   ----------------------------------------
                                      1997           1996           1995
                                   ----------     ----------     ----------
Minimum rents ................     $3,549,000     $2,912,000     $2,611,000
Percentage rents .............        203,000        211,000        131,000
                                   ----------     ----------     ----------
                                   $3,752,000     $3,123,000     $2,742,000
                                   ==========     ==========     ==========

(5) LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                                                          December 28,     December 29,
                                                                                              1997             1996
                                                                                          -----------      -----------
Revolving line of credit with a bank, interest at the London Interbank Offered
  Rates ("LIBOR") plus 2.75%
  (8.35% at December 28, 1997) ......................................................     $        --      $ 1,450,000
Term loan with a bank, interest at LIBOR plus 1.25%
     (6.94% at December 28, 1997) ...................................................       8,631,415               --
Obligations under capital leases ....................................................          20,715           49,023
                                                                                          -----------      -----------
                                                                                            8,652,130        1,499,023
Less current portion ................................................................      (1,014,715)         (28,308)
                                                                                          -----------      -----------
                                                                                          $ 7,637,415      $ 1,470,715
                                                                                          ===========      ===========

      At December 28, 1997 the future minimum lease payments for equipment under capital leases are $21,600 for 1998 and none for 1999 (amount representing interest is $885).

      Maturities of long-term obligations at December 28, 1997 are:

               1998                      $1,014,715
               1999                       1,064,000
               2000                       1,140,000
               2001                       1,221,000
               2002                       4,212,415
                                         ----------
                                         $8,652,130
                                         ==========

      In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provides for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc. under the Asset Purchase Agreement dated November 14, 1997. As of December 28, 1997, the Company had borrowed $8,631,415 under the term loan feature. There were no outstanding borrowings under the revolving line of credit as of December 28, 1997. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.25% (6.94% as of December 28, 1997). The interest rate is adjusted quarterly. There is no non-use fee related to either facility. The revolving line of credit has a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement are secured by all of the Company's real estate. This loan agreement contains, among other things, certain financial covenants and restrictions. As of December 28, 1997, the Company was in compliance with these financial covenants and restrictions.

      In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%.

      In August 1995, the Company entered into a three-year unsecured revolving credit agreement with a bank (which replaced a $500,000 line of credit with another bank). This agreement was a three-year unsecured revolving facility allowing the Company to borrow at the national prime interest rate or the LIBOR plus 2.75% (the interest rate was reset monthly). The Company was also required to pay a non-use fee of 1/2of 1% per annum on the daily average of the unborrowed amount of the revolving loan facility. In July, 1996, the loan agreement was amended to allow the Company to borrow up to $5,000,000 through August 31, 1999. During the year ended December 29, 1996, the Company had not met a financial covenant and certain restriction provisions under this loan agreement. In April 1997, these violations were waived by the bank. This agreement was terminated in November 1997 and replaced by the loan agreement described above.

(6) RELATED PARTY TRANSACTIONS

      An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $554,000 in 1997, $168,000 in 1996 and $424,000 in 1995. A director of the Company is a partner in a law firm that provides legal services to the Company. During 1997, 1996 and 1995, the Company incurred approximately $132,000, $148,000 and $127,000, respectively, in legal services with the firm.

      During 1997 and 1996, the Company also acquired common stock from certain officers and directors (see Note 9).

(7) PROVISION FOR RESTAURANT CLOSURES AND OTHER DISPOSALS

      During 1995, the Company approved and began the implementation of a plan to close four under-performing restaurants. During 1996, the Company identified two additional locations for closure. As of December 28, 1997, the Company had disposed of all restaurants planned for closure in 1995 and 1996. These restaurants (the 1995 and 1996 identified closures) collectively accounted for $79,000, $1,784,000 and $3,498,000 of revenues and $(18,000), $(68,000) and
$(223,000) of operating losses for fiscal years 1997, 1996 and 1995, respectively. Management expects the effect of closing these under-performing restaurants to result in improved margins and increased profitability for the Company in future periods.

      As a result of the plan to close under-performing restaurants, the Company recorded a pre-tax charge of $897,000 in the third quarter of 1995. The provision related to lease termination costs, litigation settlement costs, write-down of property, equipment and leasehold improvements, and other exits costs. As of December 28, 1997, the Company has a remaining reserve of approximately $51,000 for settlement of its remaining liabilities associated with the closures.

(8) PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

      In 1996, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." Pursuant to SFAS 121, the Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment, whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

      Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1996 and 1997 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

      During 1997, the Company recorded an $85,000 provision for impairment of long-lived assets related to three locations. Additionally, as of December 28, 1997, the Company had identified a total of six locations with indicators of impairment.

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

(9) INCOME TAXES

      The provision (benefit) for income taxes consists of the following (see
Note 2):

                                                     1997          1996           1995
                                                  ---------     ---------      ---------
Current:
  Federal                                         $      --     $      --      $      --
  State                                              20,000            --             --
                                                  ---------     ---------      ---------
                                                     20,000            --             --
                                                  ---------     ---------      ---------

Deferred:
  Federal                                           450,000        44,000       (110,000)
  State                                              99,000        30,000         (3,000)
                                                  ---------     ---------      ---------
                                                    549,000        74,000       (113,000)
                                                  ---------     ---------      ---------
Provision (benefit) for income taxes              $ 569,000     $  74,000      $(113,000)
                                                  =========     =========      =========

      The components of deferred tax assets and liabilities consist of the following:

                                                                 December 28,  December 29,
                                                                    1997           1996
                                                                 ----------     ----------
Deferred tax assets:
  Net operating loss carryforwards .........................     $1,646,000     $2,169,000
  General business tax credits .............................        972,000        687,000
  Restaurant Closures and other disposals ..................         20,000         54,000
  Deferred rent credit .....................................         61,000         68,000
  Other ....................................................        170,000         65,000
                                                                 ----------     ----------
    Total deferred tax assets ..............................      2,869,000      3,043,000
  Valuation allowance for deferred tax assets ..............             --             --
                                                                 ----------     ----------
    Total deferred tax assets, net of allowance ............      2,869,000      3,043,000

Deferred tax liabilities:
  Smallwares expensed for tax purposes .....................        578,000        338,000
  Tax depreciation in excess of financial depreciation .....      1,411,000      1,325,000
  Other ....................................................         30,000         18,000
                                                                 ----------     ----------
    Total deferred tax liabilities .........................      2,019,000      1,681,000
                                                                 ----------     ----------
  Net deferred tax assets ..................................     $  850,000     $1,362,000
                                                                 ==========     ==========

      At December 28, 1997, the Company has recorded a benefit for its deferred tax assets of $2,869,000. Management believes that $2,019,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the approximately $2,300,000 in future net income in the next three years necessary to realize the deferred tax assets not otherwise offset by reversing taxable temporary differences. Net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

A reconciliation of theoretical income taxes follows:

                                                                Fiscal Year
                                                 ---------------------------------------
                                                    1997           1996           1995
                                                 ---------      ---------      ---------
Expected tax provision at 34%                    $ 669,000      $ 223,000      $  24,800
Permanent differences                               (1,000)        12,100          8,500
State tax provisions, net of federal benefit        79,000         19,700          2,200
Tax effect of general business tax credits        (178,000)      (180,800)      (149,000)
Other, net                                              --             --            500
                                                 ---------      ---------      ---------
Income tax provision (benefit)                   $ 569,000      $  74,000      $(113,000)
                                                 =========      =========      =========

      The Company estimates that at December 28, 1997, the tax net operating loss carryforward was approximately $4,300,000 (which principally relates to the tax benefit from the exercise of non-qualified stock options, the benefit of which was recognized through paid-in capital) which is available for utilization in various years through 2011.

(10) STOCKHOLDERS' EQUITY

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

DIRECTOR OPTION PLAN

      Non-qualified stock options granted and outstanding include 343,661 director options. Under the Plan, each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2007). As a result of an amendment to the Plan in 1994, any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2003).

MANAGEMENT OPTIONS

      Non-qualified stock options granted and outstanding include 517,500 management options, which are vested over three to five-year periods and expire five years from the date vested (last expiring in 2006).
A summary of stock option activity under the Plan is as follows:

                                                                                                                Weighted
                                                                   Number               Exercise Price           Average
                                                                  of Shares                Per Share          Exercise Price
                                                                 -----------   ---------------------------- ------------------
Outstanding at December 31, 1994 (of which approximately
  269,000 options are exercisable at weighted average
  prices of $.78) ..........................................      450,489      $     .50    --     $    6.00  $   2.15
Granted ....................................................      120,000           2.875   --          3.875     3.20
Options exercised:
  Director .................................................      (23,333)           .625   --          1.00       .79
  Management ...............................................      (30,500)           .50                           .50
Forfeited ..................................................      (65,000)          3.375   --          5.50      5.01
                                                                ---------
Outstanding at December 31, 1995 (of which approximately
  283,000 options are exercisable at weighted average
  prices of $1.65) .........................................      451,656            .625   --          6.00      2.20
Granted ....................................................      495,000           2.625   --          4.375     2.91
Options exercised:
  Director .................................................      (97,163)           .625                          .63
Forfeited ..................................................      (20,000)          3.375                         3.38
                                                                ---------
Outstanding at December 29, 1996 (of which approximately
  362,000 options are exercisable at weighted average
  prices of $2.51) .........................................      829,493            .625   --          6.00      2.77
Granted ....................................................      110,000           2.563   --          3.00      2.76
Options exercised:
  Director .................................................      (53,332)           .625                          .63
    Management .............................................       (6,000)          3.00                          3.00
Forfeited ..................................................      (19,000)          3.00                          3.00
                                                                ---------      -----------------------------  --------
Outstanding at December 28, 1997 (of which approximately
  441,000 options are exercisable at weighted average
  prices of $3.02) .........................................      861,161      $     .625   --     $    6.00  $   2.90
                                                                =========      =============================  ========

      As of December 28, 1997, the Plan provides for issuance of options up to 2,554,989 shares and has 586,452 shares of common stock reserved for future grant under the Plan.

RESTRICTED MANAGEMENT OPTIONS

      As of December 28, 1997 and December 29, 1996, there were 20,000 restricted stock options (not granted under the Plan) which had an original vesting date of 1999 and expire five years from the date vested (last expiring in 2004). These options included an acceleration feature which allowed for all or a portion of the options to vest in 1996, based on certain performance criteria. Based on these performance criteria, 10,000 of these options vested in 1996. The remaining 10,000 options will vest in 1999. A summary of restricted stock option activity is as follows:

                                                                                                                    Weighted
                                                                  Number                Exercise Price              Average
                                                                 of Shares                Per Share             Exercise Price
                                                                -----------    ------------------------------  -----------------
Outstanding at December 31, 1994 ...........................           --             --                             --
Granted ....................................................      120,000      $    3.00     --     $    3.125 $   3.02
                                                                ---------
Outstanding at December 31, 1995 (none are exercisable) ....      120,000           3.00     --          3.125     3.02
Forfeited ..................................................     (100,000)          3.00                           3.00
                                                                ---------      ------------------------------- --------
Outstanding at December 28, 1997 and December 29,
   1996 (of which 10,000 options are exercisable at a
   price of $3.13 per option share) ........................       20,000      $    3.125                      $   3.13
                                                                =========      ==============================  ========

EMPLOYEE STOCK PURCHASE PLAN

      In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten year term of the plan (30,000 shares reserved for issuance at December 28, 1997, for the offering period ending on December 1, 1998). During 1997, 1996 and 1995, 16,462, 24,044 and 12,411 shares, respectively, were issued under the Plan.

STOCK BONUS PLAN

      The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 20,961 shares have been issued under the Plan leaving 179,039 shares available for issuance.

TREASURY STOCK TRANSACTIONS

      As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 1997, 1996 and 1995, the Company acquired 9,254, 8,722 and 1,917 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options. (Also see Note 8 regarding the tax benefits from the exercise of stock options.)

PRO FORMA INFORMATION FOR STOCK OPTIONS

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.53%, 5.71% and 6.34%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .38, .28 and .28 and a weighted-average expected life of the options of 7.6 years. The weighted average grant date fair value of options issued in 1997, 1996 and 1995 was $1.32, $1.08 and $1.21, respectively.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1997            1996            1995
                                                    -------------     -----------     -----------
Pro forma net income ..........................     $   1,247,622     $   419,269     $   149,714
Pro forma net income per common share .........              0.32            0.11            0.04
Pro forma net income per common share
   assuming dilution ..........................              0.31            0.10            0.04

      Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.

STOCK PUT AGREEMENTS

      In April, 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or other legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the deceased officer or the members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The per share purchase price payable by the Company for common stock purchased under the agreements is the greater of the highest closing stock price during the 60 days preceding the officer's death or two times the net book value per share as of the last day of the calendar month immediately preceding the officer's death. In any event, the total purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer.

(11) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 1997           1996           1995
                                             ----------     ----------     ----------
Numerator:
     Net income                              $1,399,208     $  581,499     $  185,841
                                             ==========     ==========     ==========

Denominator:
     Denominator for basic
      earnings per share-
      weighted-average shares
      outstanding                             3,868,950      3,836,228      3,722,788

Dilutive effect of nonqualified
     stock options                              119,066        166,131        111,168
                                             ----------     ----------     ----------

Denominator for diluted
    earnings per share                        3,988,016      4,002,359      3,833,956
                                             ==========     ==========     ==========

Basic earnings per share                     $     0.36     $     0.15     $     0.05
                                             ==========     ==========     ==========

Diluted earnings per share                   $     0.35     $     0.15     $     0.05
                                             ==========     ==========     ==========

      As of December 28, 1997, there were outstanding options and warrants to purchase 177,500 shares of common stock at prices ranging from $4.38 per share to $6.56 per share, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

(12) SUBSEQUENT EVENT

     In February 1998, the Company sold substantially all of the assets, including real estate, comprising three of the Casa Lupita restaurants to Chevy's Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt primarily related to the Famous Acquisition. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of $1,000,000. Closing of this transaction is conditioned upon, among other things, the transfer to Chevy's of the liquor license related to such restaurant. Management currently expects closing of this transaction to occur during the second quarter of 1998.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      (In thousands except per share data)

                                              FIRST        SECOND         THIRD       FOURTH
                                             QUARTER       QUARTER       QUARTER      QUARTER        ANNUAL
                                            ---------    ----------    -----------  -----------   -----------
1997:
            Total revenues                   $ 14,203     $ 13,709      $ 14,735      $ 20,895     $ 63,542
            Gross profit                       10,121        9,913        10,624        15,043       45,701
            Net income                            229           24           225           921        1,399
            Net income per common share          0.06         0.01          0.06          0.24         0.36
            Net income per common share
                assuming dilution                0.06         0.01          0.06          0.22         0.35

1996:
            Total revenues                   $ 12,772     $ 13,426      $ 13,999      $ 16,219     $ 56,416
            Gross profit                        8,931        9,350         9,773        11,292       39,346
            Net income (loss)                      37         (166)          109           601          581
            Net income (loss) per common         0.01        (0.04)         0.03          0.16         0.15
                share
            Net income (loss) per common
                share assuming dilution          0.01        (0.04)         0.03          0.15         0.15

1995:
            Total revenues                   $ 10,475     $ 10,682      $ 11,449      $ 13,994     $ 46,600
            Gross profit                        7,261        7,399         8,096         9,877       32,633
            Net income (loss)                      25          (45)         (642)          848          186
            Net income (loss) per common
                share                            0.01        (0.01)        (0.17)         0.23         0.05
            Net income (loss) per common
                share assuming dilution          0.01        (0.01)        (0.17)         0.22         0.05

                                 EXHIBIT INDEX




         EXHIBIT
         NUMBER     DESCRIPTION OF DOCUMENT
         -------    -----------------------
          3.1       Amended and Restated Articles of Incorporation.(1)
          3.2       Amendment to the Amended and Restated Articles of
                    Incorporation.(2)
          3.3       Bylaws as amended.(1)
          4.1       Specimen Stock Certificate.(3)
          4.2       Form of Representative's Warrant.(3)
          10.1      Employment Agreement between the Company and Vincent F.
                    Orza, Jr., dated October 1, 1995.(10)
          10.2      Employment Agreement between the Company and James M. Burke, dated October 1, 1995.(10)
          10.4      Lease Agreement dated May 1, 1987 (as amended June 30, 1990,
                    October 1, 1992 and October 1, 1993) between the Company and
                    Colonial Center, LTD for the lease of the Company's
                    corporate office facilities in Oklahoma City, Oklahoma. (3)
          10.8      Franchise Agreement and Amendment dated August 31, 1993
                    between the Company and Wolsey Dublin Company for the
                    Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven
                    cities in four states over the next two years. (3)
          10.9      Amended and Restated Franchise Agreement and Modification of
                    Amended and Restated Franchise Agreement dated December 31,
                    1992 between the Company and O.E., Inc. for the three
                    Garfield's franchise locations in the Oklahoma City,
                    Oklahoma metropolitan area. (3)
          10.10     Form of Franchise Agreement (revised March 1, 1993).(7)
          10.11     Management Agreement dated December 31, 1992 between the
                    Company and O.E., Inc. for the supervision and accounting
                    services provided by the Company for three Garfield's
                    franchise locations in the Oklahoma City metropolitan area.
                    (3)
          10.12     Collateral Assignment Agreement dated January 20, 1991,
                    between the Company and Vincent F. Orza, Jr. (5)
          10.13     Collateral Assignment Agreement dated January 20, 1991,
                    between the Company and James M. Burke. (5)
          10.15     Stock Plan for Significant Employees of the Company,
                    dated December 1, 1986. (6)
          10.16     1987 Director Stock Incentive Plan. (6)
          10.17     Eateries, Inc. Omnibus Equity Compensation Plan. (6)
          10.18     Underwriting Agreement between the Company, Pauli & Company
                    Incorporated, RAS Securities Corp. and certain shareholders of the Company dated November 15, 1993. (3)
          10.22     Asset Sale Agreement dated January 9, 1995 between the
                    Company and Pepperoni Grill, Inc. and Specialty Restaurants,
                    involving the purchase of assets of Pepperoni Grill
                    restaurant by the Company. (9)
          10.23     Employment Agreement between the Company and Corey Gable,
                    dated January 1, 1997. (10)
          10.24     Employment Agreement between the Company and Peter L.
                    Holloway, dated January 1, 1995. (9)
          10.25     Employee Stock Purchase Plan dated June 15, 1994 (8).
          10.26     Amended and restated Eateries, Inc. Omnibus Equity
                    Compensation Plan dated as of June 15, 1994. (9)
          10.27     Option Agreement between the Company and Vincent F. Orza,
                    Jr., dated January 4, 1996 (10)
          10.28     Option Agreement between the Company and James M. Burke,
                    dated January 4, 1996 (10)
          10.29     Option Agreement between the Company and Corey Gable, dated
                    April 5, 1996 (10)
          10.32     Asset Purchase Agreement dated November 14, 1997, by and
                    between the Company, through its wholly-owned subsidiary,
                    Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and
                    its subsidiaries. (11)
          10.33     Agreement for Purchase and Sale of Assets and Licenses dated
                    February 26, 1998, among the Company and Chevy's, Inc. (12)
          10.34     Agreement for purchase and Sale of Assets dated February 26,
                    1998, between the Company and Chevy's, Inc. (12)
          10.35     Loan Agreement dated as of November 18, 1997, by and between
                    NationsBank, N.A. and the Company.
          10.36     Stock Put Agreement dated April 2, 1997, by and among
                    Vincent F. Orza, Jr. and the Company.
          10.37     Stock Put Agreement dated April 2, 1997, by and among James
                    M. Burke and the Company.
           23.1     Consent of Arthur Andersen LLP.
           23.2     Consent of Ernst & Young LLP.
           27.1     Financial Data Schedule.

            (1)     Filed as exhibit to Registrant's Registration Statement on
                    Form S-18 (File No. 33-6818-FW).
            (2)     Filed as exhibit to Registrant's Quarterly Report on Form
                    10-Q for the six months ended June 30, 1988 (File No.
                    0-14968) and incorporated herein by reference.
            (3)     Filed as exhibit to Registrant's Registration Statement on
                    Form S-2 (File No. 33-69896).
            (4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No.
                    0-14968) and incorporated herein by reference.
            (5) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No.
                    0-14968) and incorporated herein by reference.
            (6) Filed as exhibit to Registrant's Registration Statement on form S-8 (File No. 33-41279).
            (7) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No.
                    0-14968) and incorporated herein by reference.
            (8)     Filed as Appendix A to the Company's Notice of Annual
                    Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
            (9) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No.
                    0-14968) and incorporated herein by reference.
            (10) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (File No.
                    0-14968) and incorporated herein by reference.
            (11) Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.
            (12) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.

