Form 10-Q
period 1998-03-29
EATERIES INC
filed 1998-05-15
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended March 29, 1998.

Commission File Number: 0-14968
                       --------------------------------------------------------

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Oklahoma                                 73-1230348
------------------------------------------    --------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      3240 W. Britton Rd., Ste. 202,
        Oklahoma City, Oklahoma                              73120
------------------------------------------    --------------------------------
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

[X] Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1998, 3,939,669 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  March 29, 1998 and
                  December 28, 1997 (unaudited)........................     4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended March 29, 1998
                  and March 30, 1997...................................     5

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Thirteen weeks ended March 29, 1998
                  and March 30, 1997...................................     6

         Notes to Condensed Consolidated Financial
               Statements (unaudited)..................................     7

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................................     11


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K...........................     21

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 29,       December 28,
                                                     1998              1997
                                                 ------------      ------------
                                                 (unaudited)
                    ASSETS
CURRENT ASSETS:
          Cash and cash equivalents              $    759,671      $  1,331,363
          Receivables                                 952,902         1,121,365
          Deferred income taxes                       452,000           452,000
          Inventories                               2,151,914         2,296,282
          Other                                       656,268           357,903
                                                 ------------      ------------
                 Total current assets               4,972,755         5,558,913
                                                 ------------      ------------

PROPERTY AND EQUIPMENT                             39,886,076        42,460,936
Less landlord finish-out allowances               (14,980,564)      (14,880,564)
Less accumulated depreciation and
    amortization                                   (7,844,521)       (7,201,463)
                                                 ------------      ------------
         Net property and equipment                17,060,991        20,378,909
                                                 ------------      ------------
DEFERRED INCOME TAXES                                 244,000           398,000
GOODWILL                                            1,664,228         2,479,045
OTHER ASSETS, net                                     689,692           959,817
                                                 ------------      ------------
                                                 $ 24,631,666      $ 29,774,684
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable                       $  4,527,602      $  4,850,211
          Accrued liabilities                       3,761,061         4,538,150
          Current portion of long-term
            obligations                               468,807         1,014,715
                                                 ------------      ------------
                  Total current liabilities         8,757,470        10,403,076
                                                 ------------      ------------
OTHER NONCURRENT LIABILITIES                          753,432           741,138
                                                 ------------      ------------
LONG-TERM OBLIGATIONS, net of
    current portion                                 3,518,438         7,637,415
                                                 ------------      ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
          Preferred stock, none issued                     --                --
          Common stock                                  8,524             8,444
          Additional paid-in capital                9,561,513         9,486,594
          Retained earnings                         3,599,572         3,065,300
                                                 ------------      ------------
                                                   13,169,609        12,560,338
          Treasury stock, at cost,
             347,115 shares at
             March 29, 1998 and
             December 28, 1997                     (1,567,283)       (1,567,283)
                                                 ------------      ------------
                  Total stockholders' equity       11,602,326        10,993,055
                                                 ------------      ------------
                                                 $ 24,631,666      $ 29,774,684
                                                 ============      ============


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       Thirteen Weeks Ended
                                                     March 29,        March 30,
                                                       1998             1997
                                                   ------------     ------------
REVENUES:
     Food and beverage sales                       $ 23,132,878     $ 14,031,238
     Franchise fees and royalties                       106,593           70,639
     Other income                                       260,553          101,538
                                                   ------------     ------------
                                                     23,500,025       14,203,415
                                                   ------------     ------------
COSTS AND EXPENSES:
     Costs of sales                                   6,327,769        4,081,825
     Operating expenses                              13,962,645        8,188,374
     Pre-opening costs                                  131,000           18,000
     General and administrative                       1,451,451          981,858
     Depreciation and amortization                      728,758          542,026
     Interest expense                                   140,130           67,524
                                                   ------------     ------------
                                                     22,741,753       13,879,607
                                                   ------------     ------------

INCOME BEFORE INCOME TAXES                              758,272          323,808

PROVISION FOR INCOME TAXES                              224,000           95,000
                                                   ------------     ------------

NET INCOME                                         $    534,272     $    228,808
                                                   ============     ============


NET INCOME PER COMMON SHARE                        $       0.14     $       0.06
                                                   ============     ============

NET INCOME PER COMMON SHARE
    ASSUMING DILUTION                              $       0.13     $       0.06
                                                   ============     ============



            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Thirteen Weeks Ended
                                                                       March 29,          March 30,
                                                                         1998               1997
                                                                      ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
   Net income                                                         $    534,272      $    228,808
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation & amortization                                       728,758           542,026
         Gain on sale of assets                                               (942)               --
         Common stock bonuses                                                   --             1,950
         Deferred income taxes                                             204,000            95,000
         (Increase) decrease in:
             Receivables                                                    93,393          (125,130)
             Inventories                                                   (39,273)           82,671
             Other                                                        (288,259)          (10,276)
         Increase (decrease) in:
             Accounts payable                                             (857,511)         (216,411)
             Accrued liabilities                                          (679,065)         (512,266)
             Other noncurrent liabilities                                    8,681            49,366
                                                                      ------------      ------------
Total adjustments                                                         (830,218)          (93,070)
                                                                      ------------      ------------
   Net cash provided by (used in) operating activities                    (295,946)          135,738
                                                                      ------------      ------------

Cash flows from investing activities:
   Capital expenditures                                                 (1,564,086)         (838,348)
   Landlord allowances                                                     206,250           294,616
   Net cash paid for restaurant acquisitions                                (6,329)               --
   Proceeds from sale of property and equipment                          5,182,341                --
   Payments received on notes receivable                                    42,501                --
   Decrease (increase) in other assets                                     (31,439)           42,484
                                                                      ------------      ------------
      Net cash provided by (used) in investing activities                3,829,238          (501,248)
                                                                      ------------      ------------

Cash flows from financing activities:
   Payments on long-term obligations                                    (4,864,885)           (6,782)
   Borrowing under note payable                                                 --           115,000
   Net borrowings under revolving credit agreement                         200,000         1,250,000
   Increase (decrease) in bank overdraft included in
     accounts payable                                                      534,902          (872,545)
   Proceeds from sale of common stock                                           --               325
   Proceeds from exercise of stock options                                  24,999            18,000
                                                                      ------------      ------------
      Net cash provided by financing activities                         (4,104,984)          503,998
                                                                      ------------      ------------

Net increase (decrease) in cash & cash equivalents                        (571,692)          138,488
Cash and cash equivalents at beginning of period                         1,331,363           695,481
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $    759,671      $    833,969
                                                                      ============      ============

See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                                              March 29,      December 28,
                                                                1998             1997
                                                            ------------     ------------
Franchisees ...........................................     $     42,481     $     35,693
Insurance refunds .....................................          173,665          488,594
Landlord finish-out allowances ........................               --          106,250
Other .................................................          736,756          490,828
                                                            ------------     ------------
                                                            $    952,902     $  1,121,365
                                                            ============     ============

Accrued liabilities are comprised of the following:

                                                             March 29,       December 28,
                                                                1998             1997
                                                            ------------     ------------
Compensation ..........................................     $  1,811,857     $  2,191,775
Taxes, other than income ..............................          753,647          815,039
Other .................................................        1,195,557        1,531,336
                                                            ------------     ------------
                                                            $  3,761,061     $  4,538,150
                                                            ============     ============

Note 3 - Supplemental Cash Flow Information

For the thirteen-week periods ended March 29, 1998 and March 30, 1997, the Company had the following non-cash investing activity:

                                                                Thirteen Weeks Ended
                                                             March 29,        March 30,
                                                                1998             1997
                                                            ------------     ------------
Net decrease in receivables for
    landlord finish-out allowances                          $    106,250     $     97,384
Increase in additional paid-in
    capital as a result of tax
    benefits from exercise of
    non-qualified stock options                                   50,000             --

Note 4 - Restaurant Acquisitions and Dispositions

In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants, and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's (10), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,652,000 of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The acquisition has been accounted for under the purchase method.

In February 1998, the Company sold substantially all of the assets, including real estate, comprising three of the Casa Lupita restaurants (acquired from Famous) to Chevy's, Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt primarily related to the Famous Acquisition. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of approximately $1,000,000. This transaction closed in May 1998. The proceeds from this transaction were used to pay-down debt. As a result of this transaction, the net book value of the assets related to this restaurant as of March 29, 1998, was adjusted to the approximate sales price of the assets. This adjustment resulted in a decrease in goodwill of $900,000 with a corresponding increase in leasehold improvements.

In March 1998, the Company acquired one additional Garcia's from Famous. In connection with this transaction, Famous paid the Company $70,000 to assume the real estate lease associated with this location and approximately $60,000 to assume certain liabilities related to this location. The liabilities assumed by the Company cannot exceed the amount paid to the Company by Famous.

Note 5 - Net Income Per Common Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus common stock equivalents. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997, and as required has restated prior period EPS amounts to conform to the new accounting standard.

The following table sets forth the computation of basic and diluted EPS:

                                                                            Thirteen Weeks Ended
                                                                      ---------------------------------
                                                                         March 29,          March 30,
                                                                           1998               1997
                                                                      --------------     --------------
Numerator:
      Net income ................................................     $      534,272     $      228,808
                                                                      ==============     ==============

Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding
                                                                           3,898,406          3,863,267
      Dilutive effect of nonqualified stock options
                                                                             218,253            142,738
                                                                      --------------     --------------
        Denominator for diluted EPS .............................          4,116,659          4,006,005
                                                                      ==============     ==============
Basic EPS .......................................................     $         0.14     $         0.06
                                                                      ==============     ==============
Diluted EPS .....................................................     $         0.13     $         0.06
                                                                      ==============     ==============


Note 6 - Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997, and accordingly, has been adopted by the Company in the first quarter of 1998. The Company had no components of comprehensive income other than net income during the thirteen week periods ended March 29, 1998 and March 30, 1997. Thus, comprehensive income equals net income for both quarterly periods.

Note 7 - Other New Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of its application. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not anticipate that the adoption of this new accounting standard will create additional business segment reporting requirements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of costs associated with those plans. The Company does not expect the adoption of SFAS No. 132 to have a material impact on its financial position or its results of operations.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amounts capitalized or expensed by the Company for internal-use software projects are not expected to differ materially as a result of SOP 98-1, as the prescribed accounting treatment is consistent with the Company's current accounting policy. SOP 98-1, the effect of which is to be recognized prospectively, is effective for 1999 financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations, as the prescribed accounting treatment is consistent with the Company's current accounting policy regarding start-up costs.

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

INTRODUCTION

As of March 29, 1998, the Company owned and operated 62 ( 44 Garfield's, 13 Garcia's, two Casa Lupitas, two Pepperoni Grills and one Carlos Murphy's) and franchised 11 (nine Garfield's and two Garcia's) restaurants. One of the Company-owned Garcia's as of March 29, 1998, was temporarily closed for remodel. Subsequent to March 29, 1998, the Company opened one new Garfield's and sold one Casa Lupita. The Company currently has one new Garcia's in development. As of the date of this report, the entire system includes 73 restaurants of which 62 are Company-owned (45 Garfield's, 13 Garcia's, one Carlos Murphy's, one Casa Lupita, and two Pepperoni Grills) and 11 are franchised (nine Garfield's and two Garcia's).

In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc. ("Fiesta"), acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's (10), Casa Lupita
(five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,652,000, of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The cash portion of the purchase price was financed through a five-year term loan with a bank (see Liquidity and Capital Resources for a discussion of this term loan).

In February 1998, the Company sold substantially all of the assets, including real estate, comprising three of the Casa Lupita restaurants to Chevy's, Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds form this sale were used to pay-down debt primarily related to the Famous Acquisition. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of approximately $1,000,000. This second transaction closed in May 1998.

The decision to sell the four Casa Lupita locations was the result of a plan to consolidate Fiesta's operations and focus on the expansion of Garcia's. In May 1998, the Company completed the conversion of the one remaining Casa Lupita to a Garcia's and is currently converting one of the Carlos Murphy's locations to a Garcia's.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                                Thirteen Weeks Ended
                                                             March 29,          March 30,
                                                                1998              1997
                                                            ------------      ------------
Statements of Income Data:
Revenues:
     Food and beverage sales ..........................             98.4%             98.8%
     Franchise fees and royalties .....................              0.5%              0.5%
     Other income .....................................              1.1%              0.7%
                                                            ------------      ------------
                                                                   100.0%            100.0%
Costs and Expenses:
     Costs of sales (1) ...............................             27.4%             29.1%
     Operating expenses (1) ...........................             60.4%             58.4%
     Pre-opening costs (1) ............................              0.6%              0.1%
     General and administrative .......................              6.2%              6.9%
     Depreciation and amortization (1) ................              3.2%              3.9%
     Interest expense .................................              0.6%              0.5%
                                                            ------------      ------------

Income before income taxes ............................              3.2%              2.3%

Provision for income taxes ............................              1.0%              0.7%
                                                            ------------      ------------

Net income ............................................              2.2%              1.6%
                                                            ============      ============

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants ..............................     $     23,133      $     14,031
     Franchise restaurants ............................            2,925             1,994
                                                            ------------      ------------
          Total .......................................     $     26,058      $     16,025
                                                            ============      ============
Number of restaurants (at end of period):
     Company restaurants ..............................               62                43
     Franchise restaurants ............................               11                 8
                                                            ------------      ------------
          Total .......................................               73                51
                                                            ============      ============

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended March 29, 1998, the Company recorded net income of $534,000 ($0.14 per common share; $0.13 per common share assuming dilution) on revenues of $23,500,000. This compares to net income of $229,000 ($0.06 per common share; $0.06 per common share assuming dilution) for the quarter ended March 30, 1997 on revenues of $14,203,000.

REVENUES

Company revenues for the quarter ended March 29, 1998 increased 65% over the revenues reported for the same period in 1997. The number of Company restaurants operating at the end of each respective first quarter and the number of operating months during that quarter were as follows:

          Period          Number of           Number of        Average Monthly
           Ended          Units Open       Operating Months    Sales Per Unit
---------------------   --------------     ----------------    ---------------
Garfield's (1)
  March 29, 1998                   46                 136           $113,300
  March 30, 1997                   43                 131            107,100

Garcia's (2)
  March 29, 1998                   16                  48           $161,000
  March 30, 1997                    -                   -                  -

(1)  Includes Pepperoni Grill.
(2)  Includes Carlos Murphy's and Casa Lupita.

Average monthly sales per unit for Garfield's increased by $6,200 or 5.8% during the first quarter of 1998 versus 1997. This increase is primarily attributable to a successful television advertising campaign during the first quarter of 1998, and the success of continued radio and newspaper advertising.

Franchise fees and continuing royalties increased to $107,000 during the quarter ended March 29, 1998, versus $71,000 during the quarter ended March 30, 1997. This increase is primarily due to the recognition of the initial franchise fee related to the opening of a new franchised Garfield's during the first quarter of 1998.

Other income for the quarter ended March 29, 1998 was $261,000 as compared to the previous year's amount of $102,000. During the first quarter of 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for the quarter ended March 29, 1998.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                       Thirteen Weeks Ended
                                   --------------------------
                                    March 29,      March 30,
                                      1998            1997
                                   ----------      ----------
Garfield's (1):
  Costs of sales .............           28.3%           29.1%

  Labor costs ................           28.5%           26.5%
                                   ----------      ----------

    Total ....................           56.8%           55.6%
                                   ==========      ==========

Garcia's (2):
  Costs of sales .............           25.4%             --

  Labor costs ................           29.6%             --
                                   ----------      ----------

    Total ....................           55.0%             --
                                   ==========      ==========

Total Company:
  Costs of sales .............           27.4%           29.1%

  Labor costs ................           28.9%           26.5%
                                   ----------      ----------

    Total ....................           56.3%           55.6%
                                   ==========      ==========

(1)  Includes Pepperoni Grill.
(2)  Includes Carlos Murphy's and Casa Lupita.

The decrease in cost of sales percentages for Garfield's during 1998 versus 1997 primarily relates to continued menu development, increased vendor rebates and continued improvements in store-level food and beverage cost controls.

Labor costs for Garfield's increased to 28.5% of food and beverage sales during the quarter ended March 29, 1998, versus 26.5% during the 1997 comparable period. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation. The increase in kitchen labor is primarily due to an increase in the Federal minimum wage in late 1997.

For the quarter ended March 29, 1998, operating expenses as a percentage of food and beverage sales increased to 60.4% from 58.4% in the quarter ended March 30, 1997. This increase principally relates to Garfield's increased labor costs (as previously explained) and the addition of the Garcia's, Carlos Murphy's and

Casa Lupitas which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations.

Restaurant pre-opening development costs, which are expensed as incurred, were $131,000 in 1998 (0.6% of food and beverage sales) versus $18,000 (0.1% of food and beverage sales) in 1997. Two restaurants were opened in the 1998 first quarter while no restaurants were opened in the 1997 first quarter.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the quarters ended March 29, 1998 and March 30, 1997, general and administrative costs as a percentage of total revenues were 6.2% and 6.9%, respectively. The first quarter 1998 decrease as a percentage of revenues primarily relates to the growth in revenues exceeding the growth in general and administrative costs as a result of the Famous Acquisition. The higher absolute levels of general and administrative costs from 1997 to 1998 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will continue to increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased during the first quarter of 1998 to $729,000 (3.2% of food and beverage sales) compared to $542,000 (3.9% of food and beverage sales) in 1997. The increase primarily relates to the increase in net assets subject to depreciation and amortization in 1998 versus 1997 because of additional restaurants opened or acquired since March 30, 1997.

Interest expense during the first quarter of 1998 was $140,000 (0.6% of total revenues) versus $68,000 (0.5% of total revenues) in the first quarter of 1997. This increase primarily relates to an increase in long-term debt resulting from the Famous Acquisition, partially offset by a lower average borrowing rate in 1998 versus 1997.

INCOME TAXES

The Company's provision for income taxes was $224,000 during the first quarter of 1998 versus $95,000 during 1997. The effective tax rate for the Company during the first quarter of 1997 was 29.5% versus 29.3% during the previous year's first quarter.

NET INCOME PER SHARE AMOUNTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common share outstanding for the basic EPS calculation were 3,898,406 and 3,863,267 in the quarters ended March 29, 1998 and March 30, 1997, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 4,116,659 and 4,006,005 for the quarters ended March 29, 1998 and March 30, 1997, respectively. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and the economic conditions in the Company's market areas.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company's working capital ratio was 0.57 to 1 compared to
0.53 to 1 at December 28, 1997. The Company's working capital was $(3,785,000) at March 29, 1998 versus $(4,844,000) at December 28, 1997. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the quarter ended March 29, 1998, the Company had net cash used in operating activities of $(296,000) as compared to net cash provided by operating activities of $136,000 during the comparable 1997 period.

The Company plans to open three to five units during 1998 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1998.

In August 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provides for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc., under the Asset Purchase Agreement dated November 14, 1997. As of March 29, 1998, the Company had outstanding borrowings of $3,774,000 under the term loan feature. There were $200,000 of outstanding borrowings under the revolving line of credit as of March 29, 1998. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.25% (6.88% as of March 29, 1998). The interest rate is adjusted quarterly. There is no non-use fee related to either facility. The revolving line of credit has a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement are secured by all of the Company's real estate. This loan agreement contains, among other things, certain financial covenants and restrictions. As of March 29, 1998, the Company was in compliance with these financial covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of March 29, 1998, 55,100 shares had been repurchased under this plan for a total purchase price of approximately $160,000. No additional shares have been repurchased subsequent to March 29, 1998.

OTHER

The use by many existing computer systems of a two-digit year date format rather than four digits - the Year 2000 issue - impacts the Company's business systems and facilities. The Company is working with its key suppliers and vendors to ensure Year 2000 compliance. Although the ultimate outcome of the Year 2000 project cannot be guaranteed, management believes the cost of addressing the Year 2000 issue will not be material to the consolidated results of operations or financial condition of the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibit 27.1 - Financial Data Schedule.

        (b) A Form 8-K/A was filed on February 6, 1998, with the Securities and Exchange Commission ("SEC") regarding the Registrant's acquisition of certain assets from Famous Restaurants, Inc. and its subsidiaries. This Form 8-K/A amended a Form 8-K filed on December 8, 1997, with the SEC, to include the required financial statements and pro forma financial information related to the acquisition. The financial statements filed with this Form 8-K/A were:

                         1. Statement of assets acquired and liabilities assumed of the restaurants included in the Asset Purchase Agreement among Fiesta Restaurants, Inc., a wholly-owned subsidiary of Eateries, Inc., and Famous Restaurants, Inc. as of November 14, 1997 together with report of public accountants

                         2. Statements of revenues and direct operating expenses of the restaurants included in the Asset Purchase Agreement among Fiesta Restaurants, Inc., a wholly-owned subsidiary of Eateries, Inc., and Famous Restaurants, Inc. for each of the three fiscal years in the period ended December 29, 1996, together with report of public accountants and for the forty weeks ended October 6, 1996, and October 5, 1997 (unaudited)


                 The pro forma financial statements included in this Form 8-K/A were:


                         1. Pro forma condensed balance sheet at September 28, 1997 (unaudited)

                         2. Pro forma condensed statement of income for the year ended December 29, 1996 (unaudited)

                         3. Pro forma condensed statement of income for the thirty-nine weeks ended September 28, 1997 (unaudited)


                 A Form 8-K was filed on March 16, 1998, with the SEC regarding the Registrant's sale of certain assets to Chevy's, Inc. This Form 8-K included the following pro forma financial statements:

                         1. Pro forma condensed balance sheet at September 28, 1997 (unaudited)

                         2. Pro forma condensed statement of income for the year ended December 29, 1996 (unaudited)

                         3. Pro forma condensed statement of income for the thirty-nine weeks ended September 28, 1997 (unaudited)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EATERIES, INC.
                                      Registrant


Date:  May 15, 1998                   By: /s/ COREY GABLE
                                         -------------------------------------
                                         Corey Gable
                                         Vice President/Treasurer
                                         Chief Financial and
                                          Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                - Financial Data Schedule.