Form 10-Q
period 1998-06-28
EATERIES INC
filed 1998-08-12
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended June 28, 1998.

Commission File Number: 0-14968

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                    73-1230348
-------------------------------               ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

3240 W. Britton Rd., Ste. 202,
  Oklahoma City, Oklahoma                              73120
---------------------------------------       ------------------------
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

[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 1998, 3,970,969 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                              Page
                                                                                                              ----

Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements
         Condensed Consolidated Balance Sheets
                  June 28, 1998 (unaudited) and
                  December 28, 1997 ......................................................................     4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended June 28, 1998
                  and June 29, 1997.......................................................................     5

                  Twenty-six weeks ended June 28, 1998
                  and June 29, 1997.......................................................................     6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Twenty-six weeks ended June 28, 1998
                  and June 29, 1997.......................................................................     7

         Notes to Condensed Consolidated Financial
               Statements (unaudited).....................................................................     8

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................................     13


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..............................................................     23

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 28,        December 28,
                                                  1998              1997
                                             ------------      ------------
                                              (unaudited)
                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........     $  1,557,734      $  1,331,363
     Receivables .......................          859,773         1,121,365
     Deferred income taxes .............          452,000           452,000
     Inventories .......................        2,114,135         2,296,282
     Other .............................          587,165           357,903
                                             ------------      ------------
         Total current assets ..........        5,570,807         5,558,913
                                             ------------      ------------

PROPERTY AND EQUIPMENT .................       40,547,370        42,460,936
Less landlord finish-out allowances ....      (15,390,564)      (14,880,564)
Less accumulated depreciation and
     amortization ......................       (8,484,821)       (7,201,463)
                                             ------------      ------------
         Net property and equipment ....       16,671,985        20,378,909
                                             ------------      ------------

DEFERRED INCOME TAXES ..................          215,000           398,000
GOODWILL, net ..........................        1,820,100         2,479,045
OTHER ASSETS, net ......................          657,030           959,817
                                             ------------      ------------
                                             $ 24,934,922      $ 29,774,684
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................     $  3,050,516      $  4,850,211
     Accrued liabilities ...............        4,253,366         4,538,150
     Current portion of long-term
         obligations ...................          439,770         1,014,715
                                             ------------      ------------
             Total current liabilities .        7,743,652        10,403,076
                                             ------------      ------------

OTHER NONCURRENT LIABILITIES ...........          767,416           741,138
                                             ------------      ------------
LONG-TERM OBLIGATIONS, net of
     current portion ...................        4,305,311         7,637,415
                                             ------------      ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued ......             --                --
     Common stock ......................            8,639             8,444
     Additional paid-in capital ........        9,840,086         9,486,594
     Retained earnings .................        3,845,651         3,065,300
                                             ------------      ------------
                                               13,694,376        12,560,338
     Treasury stock, at cost,
         348,315 and 347,115 shares
         at June 28, 1998 and
         December 28, 1997,
         respectively ..................       (1,575,833)       (1,567,283)
                                             ------------      ------------

             Total stockholders'
               equity ..................       12,118,543        10,993,055
                                             ------------      ------------
                                             $ 24,934,922      $ 29,774,684
                                             ============      ============

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                           Thirteen Weeks Ended
                                         June 28,         June 29,
                                          1998             1997
                                       -----------     -----------

REVENUES:
     Food and beverage sales .....     $21,116,465     $13,524,752
     Franchise fees and royalties          105,983          63,052
     Other income ................         124,950         121,586
                                       -----------     -----------
                                        21,347,398      13,709,390
                                       -----------     -----------
COSTS AND EXPENSES:
     Costs of sales ..............       5,769,386       3,796,738
     Operating expenses ..........      13,001,371       8,136,320
     Pre-opening costs ...........         139,000         156,000
     General and administrative ..       1,326,607       1,006,201
     Depreciation and amortization         696,982         532,123
     Interest expense ............          64,973          48,318
                                       -----------     -----------
                                        20,998,319      13,675,700
                                       -----------     -----------

INCOME BEFORE INCOME TAXES .......         349,079          33,690

PROVISION FOR INCOME TAXES .......         103,000          10,000
                                       -----------     -----------

NET INCOME .......................     $   246,079     $    23,690
                                       ===========     ===========
NET INCOME PER COMMON SHARE ......     $      0.06     $      0.01
                                       ===========     ===========

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ..............     $      0.06     $      0.01
                                       ===========     ===========



            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                           Twenty-six Weeks Ended
                                          June 28,       June 29,
                                           1998            1997
                                       -----------     -----------

REVENUES:
     Food and beverage sales .....     $44,249,343     $27,555,990
     Franchise fees and
       royalties..................         212,576         133,691
     Other income ................         385,503         223,124
                                       -----------     -----------
                                        44,847,422      27,912,805
                                       -----------     -----------
COSTS AND EXPENSES:
     Costs of sales ..............      12,097,155       7,878,563
     Operating expenses ..........      26,964,016      16,324,694
     Pre-opening costs ...........         270,000         174,000
     General and administrative ..       2,778,058       1,988,059
     Depreciation and amortization       1,425,740       1,074,149
     Interest expense ............         205,103         115,842
                                       -----------     -----------
                                        43,740,072      27,555,307
                                       -----------     -----------

INCOME BEFORE INCOME TAXES .......       1,107,350         357,498

PROVISION FOR INCOME TAXES .......         327,000         105,000
                                       -----------     -----------

NET INCOME .......................     $   780,350     $   252,498
                                       ===========     ===========

NET INCOME PER COMMON SHARE ......     $      0.20     $      0.07
                                       ===========     ===========

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ..............     $      0.19     $      0.06
                                       ===========     ===========


           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Twenty-six Weeks Ended
                                                                             June 28,       June 29,
                                                                              1998            1997
                                                                          -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net income ......................................................     $   780,350      $   252,498
    Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation & amortization ............................       1,425,740        1,074,149
             Gain on sale of assets .................................            --             (6,165)
             Common stock bonuses ...................................            --              8,600
             Deferred income taxes ..................................         307,000          105,000
             (Increase) decrease in:
                   Receivables ......................................         288,162         (366,637)
                   Inventories ......................................         (41,493)          65,455
                   Other ............................................        (219,157)        (203,454)
             Increase (decrease) in:
                   Accounts payable .................................      (1,232,714)        (745,244)
                   Accrued liabilities ..............................        (186,760)        (154,159)
                   Other noncurrent liabilities .....................          22,664           86,912
                                                                          -----------      -----------
                       Total adjustments ............................         363,442         (135,543)
                                                                          -----------      -----------
Net cash provided by operating activities ...........................       1,143,792          116,955
                                                                          -----------      -----------

Cash flows from investing activities:
    Capital expenditures ............................................      (3,229,744)      (2,014,143)
    Landlord allowances .............................................         511,250        1,005,608
    Net cash paid for restaurant acquisitions .......................        (143,956)            --
    Proceeds from sale of property and equipment ....................       6,152,393           15,063
    Payments received on notes receivable ...........................          45,862             --
    (Increase) decrease in other assets .............................            (338)          13,774
                                                                          -----------      -----------
Net cash provided by (used in) investing activities .................       3,335,467         (979,698)
                                                                          -----------      -----------

Cash flows from financing activities:
     Payments on long-term obligations ..............................      (5,207,049)         (13,757)
     Borrowings under note payable ..................................            --            115,000
     Net borrowings under revolving credit agreement ................       1,300,000        1,550,000
     Decrease in bank overdraft included in accounts payable ........        (566,981)        (750,899)
     Proceeds from sale of common stock .............................            --                325
     Proceeds from exercise of stock options ........................         221,142           26,333
     Payment of withholding tax liabilities related to acquisition of
          treasury stock ............................................            --            (17,224)
                                                                          -----------      -----------
Net cash provided by (used in) financing activities .................      (4,252,888)         909,778
                                                                          -----------      -----------

Net increase (decrease) in cash & cash equivalents ..................         226,371           47,035
Cash and cash equivalents at beginning of period ....................       1,331,363          695,481
                                                                          -----------      -----------
Cash and cash equivalents at end of period ..........................     $ 1,557,734      $   742,516
                                                                          ===========      ===========


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

Note 2 - Balance Sheet Information

     Receivables are comprised of the following:


                                                                                June 28,     December 28,
                                                                                  1998          1997
                                                                              ----------     ----------

Franchisees .............................................................     $   45,354     $   35,693
Insurance refunds .......................................................        199,799        488,594
Landlord finish-out allowances ..........................................        105,000        106,250
Vendor rebates ..........................................................        293,763        352,949
Other ...................................................................        215,857        137,879
                                                                              ----------     ----------
                                                                              $  859,773     $1,121,365
                                                                              ==========     ==========


     Accrued liabilities are comprised of the following:


                                                                               June 28,     December 28,
                                                                                 1998           1997
                                                                              ----------     ----------
Compensation ............................................................     $2,341,458     $2,191,775
Taxes, other than income ................................................        727,497        815,039
Other ...................................................................      1,184,411      1,531,336
                                                                              ----------     ----------
                                                                              $4,253,366     $4,538,150
                                                                              ==========     ==========


Note 3 - Supplemental Cash Flow Information

For the twenty-six week periods ended June 28, 1998 and June 29, 1997, the Company had the following non-cash investing and financing activities:


                                           Twenty-six Weeks Ended
                                            June 28,     June 29,
                                             1998           1997
                                          ---------      ---------
Net decrease in receivables for
    landlord finish-out allowances ..     $  (1,250)     $(138,866)
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options ....       124,000         37,000
Acquisition of treasury stock
    upon exercise of stock options ..         8,550         25,000
Sale of property and equipment
     in exchange for notes receivable          --          160,000
Asset write-offs related to
    restaurant closures .............          --           13,334

Note 4 - Restaurant Acquisitions and Dispositions

In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants, and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's (10), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,866,000 of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The acquisition has been accounted for under the purchase method.

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

Note 5 - Net Income Per Common Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus common stock equivalents. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997, and as required, has restated prior period EPS amounts to conform to the new accounting standard.

The following tables set forth the computation of basic and diluted EPS for the thirteen week and twenty-six week periods ended June 28, 1998, and June 29, 1997:

                                                                 Thirteen Weeks Ended
                                                             ----------------------------
                                                               June 28,        June 29,
                                                                 1998            1997
                                                             ----------     -------------
Numerator:
      Net income .......................................     $  246,079     $      23,690
                                                             ==========     =============
Denominator:
      Denominator for basic EPS-weighted average shares
        outstanding.....................................      3,942,173         3,897,848

      Dilutive effect of nonqualified stock options.....        290,844            46,676
                                                             ----------     -------------

        Denominator for diluted EPS ....................      4,233,017         3,944,524
                                                             ==========     =============

Basic EPS ..............................................     $     0.06     $        0.01
                                                             ==========     =============

Diluted EPS ............................................     $     0.06     $        0.01
                                                             ==========     =============


                                                                 Twenty-six Weeks Ended
                                                             ----------------------------
                                                               June 28,        June 29,
                                                                1998             1997
                                                             ----------     -------------
Numerator:
      Net income .......................................     $  780,350     $     252,498
                                                             ==========     =============

Denominator:
      Denominator for basic EPS-weighted average shares
        outstanding.....................................      3,920,290         3,880,558


      Dilutive effect of nonqualified stock options.....        254,549            94,707
                                                             ----------     -------------

        Denominator for diluted EPS ....................      4,174,839         3,975,265
                                                             ==========     =============

Basic EPS ..............................................     $     0.20     $        0.07
                                                             ==========     =============

Diluted EPS ............................................     $     0.19     $        0.06
                                                             ==========     =============

Note 6 - Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997, and accordingly, has been adopted by the Company in the first quarter of 1998. The Company had no components of comprehensive income other than net income during the thirteen week and twenty-six week periods ended June 28, 1998 and June 29, 1997. Thus, comprehensive income equals net income for these periods.

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

INTRODUCTION

As of June 28, 1998, the Company owned and operated 62 (45 Garfield's, 14 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and franchised 11 (nine Garfield's and two Garcia's) restaurants. One of the Company-owned Garcia's as of June 28, 1998, was temporarily closed for remodel. The Company currently has one new Garcia's in development. As of the date of this report, the entire system includes 73 restaurants of which 62 are Company-owned (45 Garfield's, 14 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and 11 are franchised (nine Garfield's and two Garcia's).

In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc. ("Fiesta"), acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's (10), Casa Lupita
(five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,866,000, of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The cash portion of the purchase price was financed through a five-year term loan with a bank (see Liquidity and Capital Resources for a discussion of this term loan).

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

The decision to sell the four Casa Lupita locations was the result of a plan to consolidate Fiesta's operations and focus on the expansion of Garcia's. In May 1998, the Company completed the conversion of the one remaining Casa Lupita to a Garcia's. In July 1998, the Company completed the conversion of one Carlos Murphy's to a Garcia's.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                           THIRTEEN WEEKS              TWENTY-SIX WEEKS
                                                              ENDED                         ENDED
                                                      June 28,      June 29,       June 28,       June 29,
                                                       1998           1997          1998           1997
                                                    ---------      ---------      ---------      ---------
Statements of Income Data:
Revenues:
     Food and beverage sales ..................          98.9%          98.7%          98.7%          98.7%
     Franchise fees and royalties .............           0.5%           0.4%           0.5%           0.5%
     Other income .............................           0.6%           0.9%           0.8%           0.8%
                                                    ---------      ---------      ---------      ---------
                                                        100.0%         100.0%         100.0%         100.0%
Costs and Expenses:
     Costs of sales (1) .......................          27.3%          28.1%          27.3%          28.6%
     Operating expenses(1) ....................          61.6%          60.2%          60.9%          59.2%
     Pre-opening costs (1) ....................           0.7%           1.2%           0.6%           0.6%
     General and administrative ...............           6.2%           7.3%           6.2%           7.1%
     Depreciation and amortization (1) ........           3.3%           3.9%           3.2%           3.9%
     Interest expense .........................           0.3%           0.4%           0.5%           0.4%
                                                    ---------      ---------      ---------      ---------
                                                         98.4%          99.8%          97.5%          98.7%
                                                    ---------      ---------      ---------      ---------

Income before income taxes ....................           1.6%           0.2%           2.5%           1.3%
Provision for income taxes ....................           0.4%           0.1%           0.7%           0.4%
                                                    ---------      ---------      ---------      ---------

Net income ....................................           1.2%           0.2%           1.8%           0.9%
                                                    =========      =========      =========      =========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants ......................     $  21,116      $  13,525      $  44,249      $  27,556

     Franchise restaurants ....................         3,036          1,957          5,961          3,951
                                                    =========      =========      =========      =========
         Total ................................     $  24,152      $  15,482      $  50,210      $  31,507
                                                    =========      =========      =========      =========
Number of restaurants (at end of period):
     Company restaurants ......................            62             45
     Franchise restaurants ....................            11              8
                                                    ---------      ---------
         Total ................................            73             53
                                                    =========      =========

(1) As a percentage of food and beverage sales

RESULTS OF OPERATIONS

For the quarter ended June 28, 1998, the Company recorded net income of $246,000($0.06 per common share; $0.06 per common share assuming dilution) on revenues of $21,347,000. This compares to net income of $24,000 ($0.01 per common share; $0.01 per common share assuming dilution) for the quarter ended June 29, 1997, on revenues of $13,709,000. For the twenty-six weeks ended June 28, 1998, the Company reported net income of $780,000($0.20 per common share; $0.19 per common share assuming dilution) compared to net income of $252,000 ($0.07 per common share; $0.06 per common share assuming dilution) for the twenty-six weeks ended June 29, 1997.

REVENUES

Company revenues for the thirteen and twenty-six week periods ended June 28, 1998, increased 56% and 61%, respectively, over the revenues reported for the same periods in 1997. The revenue increase relates primarily to increased food and beverage sales during the thirteen and twenty-six week periods in 1998. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                               Number of              Average Monthly
                                           Operating Months           Sales Per Unit
                                         ---------------------- ------------------------
       Period               Number of    Thirteen    Twenty-six  Thirteen    Twenty-six
        Ended               Units Open    Weeks         Weeks     Weeks         Weeks
----------------------     ------------  ---------   ---------- ----------  ------------
Garfield's (1)
June 28, 1998.........         47          140          276     $106,800     $110,000
June 29, 1997.........         45          131          262      103,200      105,200

Garcia's (2)
June 28, 1998.........         15           46           94     $134,100     $147,800
June 29, 1997.........         --           --           --           --           --

(1)   Includes Pepperoni Grill.
(2)   Includes Carlos Murphy's and Casa Lupita.

For the thirteen weeks ended June 28, 1998, average monthly sales per unit for Garfield's increased $3,600 or 3.5% versus the quarter ended June 29, 1997. Average monthly sales per unit for Garfield's increased by $4,800 or 4.6% for the twenty-six weeks ended June 28, 1998 versus the previous year's results. These increases are primarily attributable to successful television advertising campaigns during the twenty-six weeks ended June 28, 1998, and the success of continued radio and newspaper advertising.

Franchise fees and continuing royalties increased to $213,000 during the twenty-six weeks ended June 28, 1998 versus $134,000 during the twenty-six weeks ended June 29, 1997. This increase is primarily due to the recognition of the initial franchise fee related to the opening of a new franchised Garfield's during the first quarter of 1998, and the continuing royalties from this location. At June 28, 1998 and June 29, 1997, there were 11 (nine Garfield's and two Garcia's) and eight (all Garfield's) franchise restaurants in service, respectively.

Other income for the twenty-six weeks ended June 28, 1998 was $386,000 as compared to the previous year's amount of $223,000. During the first quarter of 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for the twenty-six weeks ended June 28, 1998.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:



                       Thirteen Weeks Ended       Twenty-Six Weeks Ended
                    ------------------------     ------------------------
                    June 28,       June 29,       June 28,       June 29,
                     1998            1997           1998          1997
                    --------       --------       --------       --------
Garfield's (1):

  Costs of
    sales.......     27.9%           28.1%          28.1%         28.6%

  Labor costs ..     28.3%           28.4%          28.4%         27.4%
                    --------       --------       --------       --------
    Total ......     56.2%           56.5%          56.5%         56.0%
                    ========       ========       ========       ========

Garcia's (2):
  Cost of
    sales.......     26.0%           --             25.7%         --

  Labor costs ..     29.5%           --             29.6%         --
                    --------       --------       --------       --------
    Total ......     55.5%           --             55.3%         --
                    ========       ========       ========       ========
Total Company:
  Cost of
    sales.......     27.3%           28.1%          27.3%         28.6%

  Labor costs ..     28.6%           28.4%          28.8%         27.4%
                    --------       --------       --------       --------
    Total ......     55.9%           56.5%          56.1%         56.0%
                    ========       ========       ========       ========

         (1)   Includes Pepperoni Grill.
         (2)   Includes Carlos Murphy's and Casa Lupita.

The decrease in cost of sales percentages for Garfield's during the thirteen and twenty-six week periods ended June 28, 1998 versus the 1997 comparable periods relates to continued menu development, increased vendor rebates and improved store-level food and beverage cost controls.

Labor costs for Garfield's increased to 28.4% of food and beverage sales during the twenty-six weeks ended June 28, 1998, versus 27.4% during the 1997 comparable period. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation. The increase in kitchen labor is primarily due to an increase in the Federal minimum wage in late 1997.

For the thirteen weeks ended June 28, 1998, operating expenses as a percentage of food and beverage sales increased to 61.6% from

60.2% in the thirteen weeks ended June 29, 1997. For the twenty-six weeks ended June 28, 1998, operating expenses increased to 60.9% of food and beverage sales versus 59.2% in the 1997 period. These increases primarily relate to the addition of the Garcia's, Carlos Murphy's and Casa Lupitas which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations. Additionally, the increase in operating expenses as a percentage of food and beverage sales during the twenty-six weeks ended June 28, 1998, is partially attributable to Garfield's increased labor costs for the same period (as previously explained).

Restaurant pre-opening costs, which are expensed as incurred, were $139,000 and $156,000 for the quarters ended June 28, 1998 and June 29, 1997, respectively, and $270,000 and $174,000 for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively. Three restaurants were opened in the first half of 1998 while two restaurants were opened in the 1997 period. The Company plans to open one additional restaurant during the second half of 1998 (for a total of four new restaurants in 1998).

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997, general and administrative costs as a percentage of total revenues decreased to 6.2% (for both periods) from 7.3% and 7.1%, respectively. These decreases primarily relate to the growth in revenues exceeding the growth in general and administrative costs as a result of the Famous Acquisition. The higher absolute levels of general and administrative costs from 1997 to 1998 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased for the first half of 1998 to $1,426,000 (3.2% of food and beverage sales) compared to $1,074,000(3.9% of food and beverage sales) in 1997. The increase principally relates to the increase in net assets subject to depreciation and amortization in 1998 versus 1997 because of additional restaurants opened or acquired since June 29, 1997 and the remodeling of older restaurants.

During the quarter ended June 28, 1998, interest expense was $65,000 (0.3% of total revenues) versus $48,000 (0.4% of total revenues) for the quarter ended June 29, 1997. For the twenty-six week period ended June 28, 1998, interest expense increased to $205,000(0.5% of total revenues) from $116,000 (0.4% of total revenues) in the comparable 1997 period. These increases primarily relate to an increase in long-term debt resulting from the Famous Acquisition, partially offset by a lower average borrowing rate in 1998 versus 1997.

INCOME TAXES

The Company's provision for income taxes was $327,000 during the first half of 1998 versus $105,000 for the 1997 comparable period. The effective tax rates for the periods ended June 28, 1998 and June 29, 1997, are as follows:

                                                             Thirteen Weeks                    Twenty-Six Weeks
                                                      ------------------------------    -------------------------------
                                                         1998             1997              1998              1997
                                                      ------------    --------------    -------------    ---------------

Effective income tax rates.......................        29.5%            29.7%            29.5%             29.4%

NET INCOME PER SHARE AMOUNTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share
(EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,942,173 and 3,897,848 in the quarters ended June 28, 1998 and June 29, 1997, respectively, and 3,920,290 and 3,880,558 in the twenty-six weeks ended June 28, 1998 and June 29, 1997, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 4,233,017 and 3,944,524 for the quarters ended June 28, 1998 and June 29, 1997, respectively, and 4,174,839 and 3,975,265 for the twenty-six weeks ended June 28, 1998 and June 29, 1997. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company's current ratio was 0.72 to 1 compared to 0.53 to 1 at December 28, 1997. The Company's working capital was $(2,173,000) at March 29, 1998 versus $(4,844,000) at December 28, 1997. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the twenty-six weeks ended June 28, 1998, the Company had net cash provided by operating activities of $1,144,000 as compared to net cash provided by operating activities of $117,000 during the comparable 1997 period.

The Company plans to open four units (three of which have already been opened as of June 28, 1998) during 1998 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1998.

In August 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provides for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc., under the Asset Purchase Agreement dated November 14, 1997. As of June 28, 1998, the Company had outstanding borrowings of $3,440,000 under the term loan feature. There were $1,300,000 of outstanding borrowings under the revolving line of credit as of June 28, 1998. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.25% (6.95% as of June 28, 1998). The interest rate is adjusted quarterly. There is no non-use fee related to either facility. The revolving line of credit has a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement are secured by a building and land occupied by one of the Company's restaurants. This loan agreement contains, among other things, certain financial covenants and restrictions. As of June 28, 1998, the Company was in compliance with these financial covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of June 28, 1998, 55,100 shares had been repurchased under this plan for a total purchase price of approximately $160,000. No additional shares have been repurchased subsequent to June 28, 1998.

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

                                     PART II

                                OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.
     -------  ---------------------------------
        (a)   Exhibit 27.1 - Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the thirteen weeks ended June 28, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: August 10, 1998                By: /s/ BRADLEY L. GROW
                                        -------------------
                                         Bradley L. Grow
                                         Vice President
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER    DESCRIPTION
     -------   -----------
        (a)   Exhibit 27.1 - Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the thirteen weeks ended June 28, 1998.