Form 10-Q
period 1998-09-27
EATERIES INC
filed 1998-11-12
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended September 27, 1998.

Commission File Number: 0-14968
                       ---------------------------------------------------------
                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Oklahoma                                   73-1230348
----------------------------------------       ---------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     3240 W. Britton Rd., Ste. 202,
        Oklahoma City, Oklahoma                            73120
----------------------------------------       --------------------------------
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

[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 1998, 3,952,369 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                      Page
                                                                      ----
Part I      FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  September 27, 1998 (unaudited) and
                  December 28, 1997 .............................      4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended September 27, 1998
                  and September 28, 1997 ........................      5

                  Thirty-nine weeks ended September 27, 1998
                  and September 28, 1997 ........................      6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Thirty-nine weeks ended September 27, 1998
                  and September 28, 1997 ........................      7

         Notes to Condensed Consolidated Financial
               Statements (unaudited) ...........................      8

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ....................................     13


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K ....................     25

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 27,     December 28,
                                                      1998              1997
                                                  -------------     ------------
                                                  (unaudited)
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............     $  1,462,068      $  1,331,363
     Receivables ............................          972,641         1,121,365
     Deferred income taxes ..................          442,000           452,000
     Inventories ............................        2,220,929         2,296,282
     Other ..................................          495,639           357,903
                                                  ------------      ------------
         Total current assets ...............        5,593,277         5,558,913
                                                  ------------      ------------

PROPERTY AND EQUIPMENT ......................       41,879,664        42,460,936
Less landlord finish-out allowances .........      (15,585,564)      (14,880,564)
Less accumulated depreciation and
     amortization ...........................       (9,202,835)       (7,201,463)
                                                  ------------      ------------
         Net property and equipment .........       17,091,265        20,378,909
                                                  ------------      ------------

DEFERRED INCOME TAXES .......................          283,000           398,000
GOODWILL, net ...............................        1,803,516         2,479,045
OTHER ASSETS, net ...........................          656,062           959,817
                                                  ------------      ------------
                                                  $ 25,427,120      $ 29,774,684
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .......................     $  3,137,929      $  4,850,211
     Accrued liabilities ....................        3,865,518         4,538,150
     Current portion of long-term
         obligations ........................          435,112         1,014,715
                                                  ------------      ------------
             Total current liabilities ......        7,438,559        10,403,076
                                                  ------------      ------------

OTHER NONCURRENT LIABILITIES ................          781,400           741,138
                                                  ------------      ------------
LONG-TERM OBLIGATIONS, net of
     current portion ........................        5,085,215         7,637,415
                                                  ------------      ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued ...........               --                --
     Common stock ...........................            8,639             8,444

     Additional paid-in capital .............        9,840,086         9,486,594
     Retained earnings ......................        3,849,054         3,065,300
                                                  ------------      ------------
                                                    13,697,779        12,560,338
     Treasury stock, at cost,
         348,315 and 347,115 shares
         at June 28, 1998 and
         December 28, 1997, respectively ....       (1,575,833)       (1,567,283)
                                                  ------------      ------------

             Total stockholders' equity .....       12,121,946        10,993,055
                                                  ------------      ------------
                                                  $ 25,427,120      $ 29,774,684
                                                  ============      ============

     See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                               Thirteen Weeks Ended
                                           September 27,   September 28,
                                               1998            1997
                                           -------------   -------------
REVENUES:
     Food and beverage sales ..........     $21,080,926     $14,580,114
     Franchise fees and royalties .....          81,983          65,011
     Other income .....................         102,970          89,651
                                            -----------     -----------
                                             21,265,879      14,734,776
                                            -----------     -----------
COSTS AND EXPENSES:
     Costs of sales ...................       5,833,133       4,111,161
     Operating expenses ...............      13,153,034       8,627,166
     Pre-opening costs ................         187,000          92,000
     General and administrative .......       1,266,629         939,556
     Depreciation and amortization ....         720,797         578,497
     Interest expense .................          99,882          68,074
                                            -----------     -----------
                                             21,260,475      14,416,454
                                            -----------     -----------

INCOME BEFORE INCOME TAXES ............           5,404         318,322

PROVISION FOR INCOME TAXES ............           2,000          93,000
                                            -----------     -----------

NET INCOME ............................     $     3,404     $   225,322
                                            ===========     ===========

 NET INCOME PER COMMON SHARE ..........     $      0.00     $      0.06
                                            ===========     ===========

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ...................     $      0.00     $      0.06
                                            ===========     ===========


           See notes to condensed consolidated financial statements.

     See notes to condensed consolidated financial statements.




                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                              Thirty-nine Weeks Ended
                                           September 27,   September 28,
                                               1998            1997
                                           -------------   -------------
REVENUES:
     Food and beverage sales ..........     $65,330,269     $42,136,103
     Franchise fees and royalties .....         294,559         198,703
     Other income .....................         488,473         312,775
                                            -----------     -----------
                                             66,113,301      42,647,581
                                            -----------     -----------
COSTS AND EXPENSES:
     Costs of sales ...................      17,930,288      11,989,724
     Operating expenses ...............      40,117,050      24,951,860
     Pre-opening costs ................         457,000         266,000
     General and administrative .......       4,044,687       2,927,616
     Depreciation and amortization ....       2,146,537       1,652,646
     Interest expense .................         304,985         183,915
                                            -----------     -----------
                                             65,000,547      41,971,761
                                            -----------     -----------

INCOME BEFORE INCOME TAXES ............       1,112,754         675,820

PROVISION FOR INCOME TAXES ............         329,000         198,000
                                            -----------     -----------

NET INCOME ............................     $   783,754     $   477,820
                                            ===========     ===========

NET INCOME PER COMMON SHARE ...........     $      0.20     $      0.12
                                            ===========     ===========

 NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ...................     $      0.19     $      0.12
                                            ===========     ===========


     See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Thirty-nine Weeks Ended
                                                                               September 27,   September 28,
                                                                                   1998            1997
                                                                               -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net income ...........................................................     $   783,754      $   477,820
    Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation & amortization .................................       2,146,537        1,652,646
             Gain on sale of assets ......................................              --           (6,165)
             Common stock bonuses ........................................              --            8,600
             Deferred income taxes .......................................         309,000          198,000
             (Increase) decrease in:
                   Receivables ...........................................         150,440         (267,055)
                   Inventories ...........................................         (93,057)          19,082
                   Other .................................................        (124,796)        (120,406)
             Increase (decrease) in:
                   Accounts payable ......................................      (1,629,435)      (1,228,403)
                   Accrued liabilities ...................................        (726,014)        (194,147)
                   Other noncurrent liabilities ..........................          36,650           92,403
                                                                               -----------      -----------
Net cash provided by operating activities ................................         853,079          632,375
                                                                               -----------      -----------
Cash flows from investing activities:
    Capital expenditures .................................................      (4,128,915)      (2,949,271)
    Landlord allowances ..................................................         706,250        1,225,408
    Net cash paid for restaurant acquisitions ............................        (445,486)              --
    Proceeds from sale of property and equipment .........................       6,152,393           15,063
    Payments received on notes receivable ................................          72,778               --
    Increase in other assets .............................................            (932)         (18,677)
                                                                               -----------      -----------
Net cash provided by (used in) investing activities
                                                                                 2,356,088       (1,727,477)
                                                                               -----------      -----------
Cash flows from financing activities:
     Payments on long-term obligations ...................................      (5,397,803)         (20,930)
     Borrowings under note payable .......................................              --          115,000
     Net borrowings under revolving credit agreement .....................       2,250,000        1,750,000
     Decrease in bank overdraft included in accounts payable
                                                                                  (151,801)        (520,209)
     Proceeds from sale of common stock ..................................              --              325
     Proceeds from exercise of stock options .............................         221,142           26,333
     Payment of withholding tax liabilities related to acquisition of
          treasury stock .................................................              --          (17,224)
     Purchases of treasury stock .........................................              --         (159,915)
                                                                               -----------      -----------
Net cash provided by (used in) financing activities
                                                                                (3,078,462)       1,173,380
                                                                               -----------      -----------
Net increase (decrease) in cash & cash equivalents .......................         130,705           78,278
Cash and cash equivalents at beginning of period .........................       1,331,363          695,481
                                                                               -----------      -----------
Cash and cash equivalents at end of period ...............................     $ 1,462,068      $   773,759
                                                                               ===========      ===========


     See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 27, 1998, are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                  September 27,  December 28,
                                      1998           1997
                                  -------------  ------------
Franchisees ...................... $   44,398     $   35,693
Insurance refunds ................    204,173        488,594
Landlord finish-out allowances ...    105,000        106,250
Vendor rebates ...................    408,070        352,949
Other ............................    211,000        137,879
                                   ----------     ----------
                                   $  972,641     $1,121,365
                                   ==========     ==========


Accrued liabilities are comprised of the following:

                                  September 27,  December 28,
                                      1998           1997
                                  -------------  ------------
Compensation ..................... $2,101,904     $2,191,775
Taxes, other than income .........    863,224        815,039
Other ............................    900,390      1,531,336
                                   ----------     ----------
                                   $3,865,518     $4,538,150
                                   ==========     ==========


Note 3 - Supplemental Cash Flow Information

For the thirty-nine week periods ended September 27, 1998 and September 28, 1997, the Company had the following non-cash investing and financing activities:

                                               Thirty-nine Weeks Ended
                                             September 27,  September 28,
                                                  1998           1997
                                             -------------  -------------
Net decrease in receivables for
    landlord finish-out allowances .......     $  (1,250)     $(138,866)
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options .........       124,000         37,000
Acquisition of treasury stock
    upon exercise of stock options .......         8,550         25,000
Sale of property and equipment
     in exchange for notes receivable ....            --        160,000
Asset write-offs related to
    restaurant closures ..................            --         13,334

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

In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three Garfield's Restaurant & Pub locations in Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997, assuming that the acquisition had been made at the beginning of fiscal year 1997, would not be materially different than the results reported.

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

The following tables set forth the computation of basic and diluted EPS for the thirteen week and thirty-nine week periods ended September 27, 1998, and September 28, 1997:

                                              Thirteen Weeks
                                                   Ended
                                        ----------------------------
                                        September 27,  September 28,
                                            1998           1997
                                        -------------  -------------
Numerator:
      Net income ....................... $    3,404     $  225,322
                                         ==========     ==========

Denominator:
      Denominator for basic EPS-
        weighted average shares
        outstanding ....................  3,970,969      3,857,561

      Dilutive effect of
        nonqualified stock options
                                            215,266        100,380
                                         ----------     ----------

        Denominator for diluted EPS ....  4,186,235      3,957,941
                                         ==========     ==========

Basic EPS .............................. $     0.00     $     0.06
                                         ==========     ==========

Diluted EPS ............................ $     0.00     $     0.06
                                         ==========     ==========

                                              Thirteen Weeks
                                                   Ended
                                        ----------------------------
                                        September 27,  September 28,
                                            1998           1997
                                        -------------  -------------
Numerator:
      Net income ....................... $  783,754     $  477,820
                                         ==========     ==========

Denominator:
      Denominator for basic EPS-
        weighted average shares
        outstanding
                                          3,937,183      3,872,892

      Dilutive effect of nonqualified
        stock options ..................    241,454         96,598
                                         ----------     ----------

        Denominator for diluted EPS ....  4,178,637      3,969,490
                                         ==========     ==========

Basic EPS .............................. $     0.20     $     0.12
                                         ==========     ==========

Diluted EPS ............................ $     0.19     $     0.12
                                         ==========     ==========

Note 6 - Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997, and accordingly, has been adopted by the Company in the first quarter of 1998. The Company had no components of comprehensive income other than net income during the thirteen week and thirty-nine week periods ended September 27, 1998 and September 28, 1997. Thus, comprehensive income equals net income for these periods.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting treatment for certain types of hedges. SFAS No. 133 is effective for fiscal years beginning after July 15, 1999, but may be adopted as of the beginning of any fiscal quarter that begins after June 1998. The Company plans to adopt SFAS No. 133 in fiscal year 2000, and does not expect the adoption to have a material impact on its financial position or its results of operations.

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

INTRODUCTION

As of September 27, 1998, the Company owned and operated 64 (48 Garfield's, 13 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and franchised eight (six Garfield's and two Garcia's) restaurants. The Company currently has one new Garcia's in development. As of the date of this report, the entire system includes 72 restaurants of which 64 are Company-owned (48 Garfield's, 13 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and eight are franchised (six Garfield's and two Garcia's).

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

In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three Garfield's in Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997, assuming that the acquisition had been made at the beginning of 1997, would not be materially different than the results reported.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                   THIRTEEN WEEKS           THIRTY-NINE WEEKS
                                                       ENDED                    ENDED
                                               Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
                                                 1998         1997         1998         1997
                                              ------------------------  ------------------------
Statements of Income Data:
Revenues:
     Food and beverage sales .............           99.1%        99.0%        98.8%        98.8%
     Franchise fees and royalties ........            0.4%         0.4%         0.5%         0.5%

     Other income ........................            0.5%         0.6%         0.7%         0.7%
                                              -----------  -----------  -----------  -----------
                                                    100.0%       100.0%       100.0%       100.0%
Costs and Expenses:
     Costs of sales (1) ..................           27.7%        28.2%        27.4%        28.5%

     Operating expenses(1) ...............           62.4%        59.2%        61.4%        59.2%
     Pre-opening costs (1) ...............            0.9%         0.6%         0.7%         0.6%
     General and administrative ..........            6.0%         6.4%         6.1%         6.9%
     Depreciation and amortization(1) ....            3.4%         4.0%         3.3%         3.9%
     Interest expense ....................            0.5%         0.5%         0.5%         0.4%
                                              -----------  -----------  -----------  -----------
                                                    100.0%        97.8%        98.3%        98.4%
                                              -----------  -----------  -----------  -----------

Income before income taxes ...............            0.0%         2.2%         1.7%         1.6%

Provision for income taxes ...............            0.0%         0.6%         0.5%         0.5%

                                              -----------  -----------  -----------  -----------

Net income ...............................            0.0%         1.5%        1.2%          1.1%
                                              ===========  ===========  ===========  ===========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants..................    $    21,081  $    14,580  $    65,330  $    42,136

     Franchise restaurants................          2,521        2,059        8,482        6,010
                                              -----------  -----------  -----------  -----------
         Total............................    $    23,602  $    16,639  $    73,812  $    48,146
                                              ===========  ===========  ===========  ===========
Number of restaurants (at end of period):
     Company restaurants..................             64           46
     Franchise restaurants................              8            8
                                              ===========  ===========
         Total............................             72           54
                                              ===========  ===========

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

The Company's results of operations for the quarter ended September 27, 1998, were negatively impacted by a sales decline resulting from a vendor contaminated product problem in all five Garcia's locations in the Phoenix, Arizona metropolitan area. A vendor shipped the contaminated product only to an isolated market. Upon discovery, the Company immediately dispatched several crisis management teams to the market, which along with the cooperation of the Maricopa County Health Department minimized the impact. The contaminated product was immediately removed from the menu in all Garcia's locations, and no cases of food borne illness were reported outside of the Phoenix market. The Company has adequate insurance coverage in place for the actual and anticipated claims made by customers who became ill as a result of the product contamination. However, at the time that the illnesses occured, the Company did not have insurance coverage for the loss of business income resulting from the related negative publicity. This coverage has since been added to the Company's insurance portfolio. The Company is currently negotiating with the vendor that supplied the contaminated product for a settlement relating to the Company's loss of business income. Management believes that a settlement is forthcoming but has not recognized any income related to a settlement as of September 27, 1998. Subsequent to September 27, 1998, the Company implemented an aggressive advertising campaign in the Phoenix market, which has resulted in increased sales at all five Garcia's in the area.

For the quarter ended September 27, 1998, the Company recorded net income of $3,000($0.00 per common share; $0.00 per common share assuming dilution) on revenues of $21,266,000. This compares to net income of $225,000 ($0.06 per common share; $0.06 per common share assuming dilution) for the quarter ended September 28, 1997, on revenues of $14,735,000. For the thirty-nine weeks ended September 27, 1998, the Company reported net income of $784,000($0.20 per common share; $0.19 per common share assuming dilution) compared to net income of $478,000 ($0.12 per common share; $0.12 per common share assuming dilution) for the thirty-nine weeks ended September 28, 1997.

REVENUES

Company revenues for the thirteen and thirty-nine week periods ended September 27, 1998, increased 44% and 55%, respectively, over the revenues reported for the same periods in 1997. The revenue increase relates primarily to increased food and beverage sales during the thirteen and thirty-nine week periods in 1998. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                                               Number of                         Average Monthly
                                                            Operating Months                      Sales Per Unit
                                                    ---------------------------------    ---------------------------------
          Period                   Number of         Thirteen         Thirty-nine         Thirteen         Thirty-nine
           Ended                  Units Open           Weeks             Weeks              Weeks             Weeks
----------------------------    ----------------    ------------    -----------------    ------------    -----------------
Garfield's (1)
September 27, 1998........            50                147               423             $105,600           $108,500
September 28, 1997........            46                135               397              108,000            106,100

Garcia's (2)
September 27, 1998........            13                40                132             $133,200           $143,800
September 28, 1997........            --                 --                --                 --                --

(1)   Includes Pepperoni Grill.

(2) Includes Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the Bank One Ballpark in Phoenix, Arizona.

For the thirteen weeks ended September 27, 1998, average monthly sales per unit for Garfield's decreased $2,400 or 2.2% versus the quarter ended September 28, 1997. Average monthly sales per unit for Garfield's increased by $2,400 or 2.3% for the thirty-nine weeks ended September 27, 1998 versus the previous year's results. The year-to-date increase is primarily attributable to successful television advertising campaigns during the thirty-nine weeks ended September 27, 1998, and the success of continued radio and newspaper advertising, partially offset by the third quarter decrease. The decrease in the third quarter is primarily due to increased competition in certain markets.

Franchise fees and continuing royalties increased to $295,000 during the thirty-nine weeks ended September 27, 1998 versus $199,000 during the thirty-nine weeks ended September 28, 1997. This increase is primarily due to the recognition of the initial franchise fee related to the opening of a new franchised Garfield's during the first quarter of 1998, and the continuing royalties from this location and the two Garcia's franchises that joined the system as a result of the Famous Acquisition in November 1997. In July 1998, the Company acquired all of the common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three formerly franchised Garfield's. As a result of this acquisition the total number of franchised locations has decreased from 11 (nine Garfield's and two Garcia's) as of June 28, 1998, to eight (six Garfield's and two Garcia's) as of September 27, 1998. At September 28, 1997, there were eight (all Garfield's) franchise restaurants in service. Based on the reduction in the total number of franchised locations since June 28, 1998, the Company expects continuing royalties to decrease in future periods. This decrease, however, will be more than offset by an increase in food and beverage sales in the Company's future consolidated results of operations.

Other income for the thirty-nine weeks ended September 27, 1998 was $488,000 as compared to the previous year's amount of $313,000. During the first quarter of 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for the thirty-nine weeks ended September 27, 1998.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                           Thirteen Weeks Ended          Thirty-nine Weeks Ended
                        --------------------------    -----------------------------
                          Sept. 27,     Sept. 28,       Sept. 27,       Sept. 28,
                            1998          1997            1998            1997
                        -----------   ------------    -----------    ---------------
Garfield's (1):
  Costs of sales ....          27.8%          28.2%          28.0%              28.5%

  Labor costs .......          27.8%          27.8%          28.2%              27.4%
                        -----------   ------------    -----------    ---------------

    Total ...........          55.6%          56.0%          56.2%              55.9%
                        ===========   ============    ===========    ===============

Garcia's (2):
  Cost of sales .....          27.2%            --           26.1%                --

  Labor costs .......          31.7%            --           30.2%                --
                        -----------   ------------    -----------    ---------------

    Total ...........          58.9%            --           56.3%                --
                        ===========   ============    ===========    ===============

Total Company:
  Cost of sales .....          27.7%          28.2%          27.4%              28.5%

  Labor costs .......          28.8%          27.8%          28.8%              27.4%
                        -----------   ------------    -----------    ---------------

    Total ...........          56.5%          56.0%          56.2%              55.9%
                        ===========   ============    ===========    ===============

         (1)   Includes Pepperoni Grill.

         (2)   Includes Carlos Murphy's and Casa Lupita.

The decrease in cost of sales percentages for Garfield's during the thirteen and thirty-nine week periods ended September 27, 1998 versus the 1997 comparable periods relates to continued menu development, increased vendor rebates and improved store-level food and beverage cost controls.

Labor costs for Garfield's increased to 28.2% of food and beverage sales during the thirty-nine weeks ended September 27, 1998, versus 27.4% during the 1997 comparable period. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation. The increase in kitchen labor is primarily due to an increase in the Federal minimum wage in late 1997.

For the thirteen weeks ended September 27, 1998, operating expenses as a percentage of food and beverage sales increased to 62.4% from 59.2% in the thirteen weeks ended September 28, 1997. For the thirty-nine weeks ended September 27, 1998, operating expenses increased to 61.4% of food and beverage sales versus 59.2% in the 1997 period. These increases primarily relate to the addition of the Garcia's, Carlos Murphy's and Casa Lupitas which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations. Additionally, the increase in operating expenses as a percentage of food and beverage sales during the thirty-nine weeks ended September 27, 1998, is partially attributable to Garfield's increased labor costs for the same period (as previously explained).

Restaurant pre-opening costs, which are expensed as incurred, were $187,000 and $92,000 for the quarters ended September 27, 1998 and September 28, 1997, respectively, and $457,000 and $266,000 for the thirty-nine week periods ended September 27, 1998 and September 28, 1997, respectively. The Company has opened two new Garfield's and one new Garcia's plus reopened three Garcia's after completing remodels/conversions during the thirty-nine weeks ended September 27, 1998 versus three Garfield's openings during the comparable period in 1997. The Company currently has one new Garcia's under development for a projected opening date in January 1999.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development. However, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997, general and administrative costs as a percentage of total revenues decreased to 6.0% and 6.1%, respectively from 6.4% and 6.9%, respectively. These decreases primarily relate to the growth in revenues exceeding the growth in general and administrative costs as a result of the Famous Acquisition. The higher absolute levels of general and administrative costs from 1997 to 1998 are related primarily to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Depreciation and amortization expense increased for the thirty-nine weeks ended September 27, 1998 to $2,147,000 (3.3% of food and beverage sales) compared to $1,653,000 (3.9% of food and beverage sales) in 1997. The increase primarily relates to the increase in net assets subject to depreciation and amortization in 1998 versus 1997 because of additional restaurants opened or acquired since September 28, 1997 and the remodeling of older restaurants. The decrease as a percentage of food and beverage sales is primarily due to a lesser amount of depreciable assets relative to corresponding sales volumes in the Company's Garcia's chain because of the relatively low price per unit purchased in the Famous Acquisition, net of subsequent restaurant sales proceeds, as previously discussed.

During the quarter ended September 27, 1998, interest expense was $100,000(0.5% of total revenues) versus $68,000 (0.5% of total revenues) for the quarter ended September 28, 1997. For the thirty-nine week period ended September 27, 1998, interest expense increased to $305,000(0.5% of total revenues) from

$184,000 (0.4% of total revenues) in the comparable 1997 period. These increases primarily relate to an increase in long-term debt resulting from the Famous Acquisition, partially offset by a lower average borrowing rate in 1998 versus 1997.

INCOME TAXES

The Company's provision for income taxes was $329,000 during the thirty-nine weeks ended September 27, 1998 versus $198,000 for the 1997 comparable period. The effective tax rates for the periods ended September 27, 1998 and September 28, 1997, are as follows:

                                           Thirteen Weeks                    Thirty-nine Weeks
                                    ------------------------------    --------------------------------
                                       1998             1997              1998              1997
                                    ------------    --------------    -------------    ---------------
Effective income tax rates.........    37.0%            29.2%            29.6%             29.3%

NET INCOME PER SHARE AMOUNTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share
(EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,970,969 and 3,857,561 in the quarters ended September 27, 1998 and September 28, 1997, respectively, and 3,937,183 and 3,872,892 in the thirty-nine weeks ended September 27, 1998 and September 28, 1997, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 4,186,235 and 3,957,941 for the quarters ended September 27, 1998 and September 28, 1997, respectively, and 4,178,637 and 3,969,490 for the thirty-nine weeks ended September 27, 1998 and September 28, 1997. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company's current ratio was 0.75 to 1 compared to
0.53 to 1 at December 28, 1997. The Company's working capital was $(1,829,000) at September 27, 1998 versus $(4,844,000) at December 28, 1997. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the thirty-nine weeks ended September 27, 1998, the Company had net cash provided by operating activities of $853,000 compared to $632,000 during the comparable 1997 period.

The Company has opened two units during 1998 in restaurant locations leased in regional malls and one unit (a concession operation) in the new Bank One Ballpark in Phoenix, Arizona. The Company does not plan to open any additional restaurants during the remainder of 1998. However, the Company does have one additional free-standing location under development for a projected opening date in January 1999. The Company believes the cash generated from its operations and borrowing availability under its revolving credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during the remainder of 1998 and 1999.

In August 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provides for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc., under the Asset Purchase Agreement dated November 14, 1997. As of September 27, 1998, the Company had outstanding borrowings of

$3,270,000 under the term loan feature. There were $2,250,000 of outstanding borrowings under the revolving line of credit as of September 27, 1998. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.25%. The interest rate is adjusted quarterly. There is no non-use fee related to either facility. The revolving line of credit has a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement are secured by a building and land owned by the Company. This loan agreement contains, among other things, certain financial covenants and restrictions. As of September 27, 1998, the Company was in compliance with these financial covenants and restrictions. The revolving credit facility included in this loan agreement should provide the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of September 27, 1998, 55,100 shares had been repurchased under this plan for a total purchase price of approximately $160,000. Subsequent to September 27, 1998, the Company has repurchased an additional 18,600 shares for a total purchase price of approximately $88,000. As of the date of this report, a total of 73,700 shares have been repurchased under this plan for an aggregate purchase price of approximately $248,000.

OTHER

The use by many existing computer systems of a two-digit year date format rather than four digits, the Year 2000 ("Y2K") issue, impacts the Company's business systems and facilities. The Company has completed its preliminary review of internally-used computer hardware and software for Y2K compliance. As a result of this initial review, the Company has upgraded certain systems to become compliant. Additionally, the Company is in the process of determining the status of its key vendors' Y2K compliance efforts. Although the ultimate outcome of the Year 2000 project cannot be guaranteed, management believes the cost of addressing the Year 2000 issue will not be material to the consolidated results of operations or financial condition of the Company and that full Y2K compliance will be achieved by December 31, 1999.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) the Company's Annual Meeting was held on July 7, 1998. The total number of shares of the Company's common stock, $.002 par value, outstanding at May 12, 1998, the record date for the Annual Meeting, was 3,939,669.

     (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition, and all of management's nominees were elected pursuant to the vote of the stockholders as follows:

             Nominee                           For                Against
             -------                           ---                -------
          James M. Burke                    3,387,764             3,300
          Philip Friedman                   3,387,764             3,300
          Thomas F. Golden                  3,387,764             3,300
          Larry Kordisch                    3,387,764             3,300
          Edward D. Orza                    3,387,464             3,600
          Patricia L. Orza                  3,386,964             4,100
          Vincent F. Orza, Jr.              3,387,464             3,600

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit 27.1 - Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the thirteen weeks ended September 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: November 6, 1998               By: /s/ BRADLEY L. GROW
                                        -------------------
                                        Bradley L. Grow
                                        Vice President
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
--------                      -----------
 27.1                         Financial Data Schedule