Form 10-K
period 1998-12-27
EATERIES INC
filed 1999-03-29
CIK 796369

                                         UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-K

                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 19, 1999, was $7,985,259. The registrant has assumed that its directors and officers are the only affiliates, for purposes of this calculation. As of March 19, 1999, the registrant had 2,886,643 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Following is a list of annual reports, proxy statements, and Rule 424(b) or (c) prospectuses which are incorporated by reference into the Form 10-K and the Part of the Form 10-K into which the document is incorporated - The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                 EATERIES, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                TABLE OF CONTENTS


PART I                                                                                                               PAGE
                                                                                                                     ----
Item 1.     Business..........................................................................................         1

Item 2.     Properties........................................................................................         7

Item 3.     Legal Proceedings.................................................................................         8

Item 4.     Submission of Matters to a Vote of Security  Holders..............................................         8

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................         8

Item 6.     Selected Financial Data...........................................................................         8

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................................        10

Item 8.     Financial Statements and Supplementary Data.......................................................        18

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................................................        18

PART III

Item 10.    Directors and Executive Officers of the Registrant................................................        18

Item 11.    Executive Compensation............................................................................        18

Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................        18

Item 13.    Certain Relationships and Related Transactions....................................................        18

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................        18

INDEX TO EXHIBITS.............................................................................................        18

SIGNATURES                                                                                                            20

INDEX TO FINANCIAL STATEMENTS.................................................................................        21

ITEM 1.           BUSINESS

IN GENERAL

         Eateries, Inc. (the "Company") and its subsidiaries own, operate and franchise restaurants under the names: Garfield's Restaurant & Pub ("Garfield's"), Garcia's Mexican Restaurants ("Garcia's"), Pepperoni Grill and Carlos Murphy's. As of December 27, 1998, the Company owned 64 (48 Garfield's, 13 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and franchised eight (six Garfield's and two Garcia's) restaurants in 26 states.

         The Company opened its first restaurant, a Garfield's, in 1984 in Oklahoma City, Oklahoma. In 1986, the Company completed an initial public offering of its common stock. Prior to 1997, Garfield's was the Company's primary restaurant concept. Garfield's is a family-oriented concept, providing an upscale alternative to traditional fast-food. Garfield's are designed to appeal to a divergent customer base that grew up on fast-food, but now prefers a more sophisticated menu, the availability of alcoholic beverages, a comfortable ambiance, speed, value and convenience. The concept features a varied selection of moderately-priced, high quality food and beverage items with table service dining.

         In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Italian entrees with special emphasis on brick-oven baked pizza.

         In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., acquired 17 Mexican restaurants under the names:
Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2), along with the trademarks associated with these concepts. In February 1998, the Company sold three of the Casa Lupita locations to Chevy's, Inc. ("Chevy's"). In connection with this transaction, the Company entered into an agreement to sell another Casa Lupita location to Chevy's. This second transaction closed in May 1998. The decision to sell these restaurants was the result of a plan to consolidate operations and focus on the expansion of Garcia's. During 1998, the Company closed its one remaining Casa Lupita and converted one of its Carlos Murphy's to a Garcia's.

         In 1998, the Company constructed and opened two Garfield's in major regional malls and one Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona. Additionally, the Company acquired three formerly franchised Garfield's in July, 1998. The Company's future expansion of its existing concepts will be primarily focused on Garfield's and Garcia's. The Company expects to add up to six additional Garfield's and Garcia's restaurants in 1999. The primary expansion emphasis will be on Company-owned rather than franchised restaurants. However, management will visit with qualified, interested parties as potential franchisees. The Company also plans to pursue other acquisitions to further enhance shareholder value.

         The Company's principal offices are located at 3240 West Britton Road, Oklahoma City, Oklahoma 73120. Its telephone number is (405) 755-3607.

GARFIELD'S RESTAURANT & PUB

MENU

         Each Garfield's restaurant offers a diverse menu of freshly prepared traditional and innovative entrees, including steak, seafood, chicken, hamburgers, Mexican, Italian, and sandwiches along with a variety of appetizers, salads and desserts. Menu offerings are revised by the Company semi-annually to improve sales. The Company's senior management actively participates in the search for new menu items. Garfield's also offers a separate lower-priced children's menu.

         In an effort to further define the strengths of various mall-based Garfield's, management began testing six urban stores as "Garfield's Cafe's" during 1997. These units are located in major urban markets and lack the ability to be marketed due to exorbitant advertising costs. This lack of visibility negatively impacts sales and profitability. Thus, "Garfield's Cafe's" have repositioned menus that offer greater value, lower costs, a simpler and thus, faster mix of menu selections. Food costs for items in "Cafe" stores are lower than traditional Garfield's. "Cafe" stores also feature specials designed to drive sales and profits. Results of the "Cafe" stores have been encouraging. The Company will continue utilizing this concept in all six original locations. During 1998, the Company acquired two additional "Garfield's Cafe" locations from a franchisee and converted one other Company-owned Garfield's to the "Cafe" concept. As of December 27, 1998, the Company has a total of nine "Cafe" locations. The Company does not plan to convert any additional locations to the "Cafe" concept during 1999.

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

         The size and shape of Garfield's restaurants vary depending largely upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests. The Company's prototype Garfield's to be constructed in 1999 will approximate 4,700 square feet.

HOURS OF OPERATION

         Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

UNIT ECONOMICS

         Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases the restaurant premises in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. Total construction costs for a typical Garfield's opened in 1998 and 1997 were approximately $821,000 and $886,000, respectively of which approximately $410,000 and $433,000, respectively, was funded through landlord finish-out allowances, bringing the Company's net investment to approximately $411,000 and $453,000 per unit, respectively. Management believes its unit economics are among the best in the industry.

SITE SELECTION

         All Garfield's restaurants are located in regional shopping malls, primarily in the eastern half of the United States. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and near the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes an Equifax site selection model to evaluate each potential location based upon a multitude of different criteria. Senior management inspects and approves each mall restaurant site. The Company expects to locate future Garfield's in regional malls. It takes approximately 18 weeks to complete construction and open a Garfield's.

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garfield's as of December 27, 1998.

                     COMPANY-OWNED RESTAURANTS                               FRANCHISED RESTAURANTS
                                                    NO. OF                                                NO. OF
         STATE                                       UNITS       STATE                                     UNITS
         -----                                     ---------     -----                                    -------
         Alabama...............................        2         Colorado...............................     1
         Arkansas..............................        1         Indiana................................     1
         Florida...............................        3         Iowa...................................     2
         Georgia...............................        1         Oklahoma...............................     2
                                                                                                          ----
         Illinois..............................        4              Total.............................     6
                                                                                                          ====
         Indiana...............................        4
         Kentucky..............................        1
         Louisiana.............................        2
         Michigan..............................        2
         Mississippi...........................        4
         Missouri..............................        4
         New York..............................        2
         North Carolina........................        2
         Ohio..................................        2
         Oklahoma..............................        6
         South Carolina........................        1
         Tennessee.............................        1
         Texas.................................        2
         West Virginia.........................        2
         Wisconsin.............................        2
                                                   -----
              Total............................       48
                                                   =====


PEPPERONI GRILL

         The original Pepperoni Grill restaurant, located in Oklahoma City, Oklahoma, was purchased by the Company in January, 1995. Its menu features a variety of Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light woods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is a Tuscan parmesan black pepper bread that is served with all entrees along with traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass.

         The Company purchased the Pepperoni Grill restaurant primarily because of its many similarities to the existing Garfield's concept and its popular Italian based menu. The Pepperoni Grill restaurant concept is similar to Garfield's as it is a full service dinner house, located in a mall and is approximately the same size with many operational functions which parallel a Garfield's.

         The Company opened a second Pepperoni Grill restaurant in a regional mall located in Terre Haute, Indiana in November, 1995, next to an existing Garfield's. After evaluating the benefits of this strategy and the future growth potential of the Pepperoni Grill restaurant concept, management decided to open a free-standing Pepperoni Grill in Edmond, Oklahoma, to capitalize on its strong reputation in the Oklahoma City market. As part of this decision, management decided to convert the Terre Haute location into a test location for a Casa Ole' franchise and transferred assets with approximately $275,000 in net book value to the Edmond location. The Casa Ole test location was closed in November 1997. Management does not expect any further development of Casa Ole'.

GARCIA'S MEXICAN RESTAURANTS

         In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc. ("Fiesta"), acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's (10), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,859,000, of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The cash portion of the purchase price was financed through a five-year term loan with a bank. Subsequent to December 27, 1998, this loan was refinanced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a complete description of these loans.

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

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garcia's as of December 27, 1998.


                     COMPANY-OWNED RESTAURANTS                               FRANCHISED RESTAURANTS
                                                    NO. OF                                                NO. OF
         STATE                                       UNITS       STATE                                     UNITS
         -----                                     ---------     -----                                    ------
         Arizona (1)...........................        7         Iowa...................................     1
         California............................        2         Tennessee..............................     1
                                                                                                          ----
         Colorado..............................        2              Total.............................     2
                                                                                                          ====
         Florida...............................        1
         Idaho.................................        1
         Utah..................................        1
                                                   -----
              Total............................       14
                                                   =====

         (1)  Includes one Carlos Murphy's.

SALE OF RESTAURANTS

         In February 1998, the Company sold substantially all of the assets, including real estate, comprising three of the Casa Lupita restaurants to Chevy's for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt primarily related to the Famous Acquisition. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of approximately $1,000,000. This second transaction closed in May 1998.

         The decision to sell the four Casa Lupita locations was the result of a plan to consolidate Fiesta's operations and focus on the expansion of Garcia's. During 1998, the Company closed its one remaining Casa Lupita and converted one of its Carlos Murphy's to a Garcia's. Initial expansion plans are for Fiesta to open several new Garcia's in its core operating area in and around Phoenix, Arizona. In March 1998, the Company opened a new Garcia's concession facility in BankOne Ball Park, home of the Arizona Diamondbacks (a Major League Baseball team), in Phoenix, Arizona. This location is open throughout the Major League Baseball season as well as for all special events and concerts held at the Ball Park. Subsequent to December 27, 1998, the Company has opened a new Garcia's in a free-standing site in Phoenix.

RESTAURANT OPERATIONS

MANAGEMENT AND EMPLOYEES

         Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who, in turn, report to the respective divisional vice president of operations for Garfield's, Garcia's and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 51 employees, approximately 72% of whom are part-time.

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

TRAINING

         The Company places a great deal of emphasis on the proper training of its hourly employees and general and associate managers. The Company employs a full-time training director to oversee all areas of employee education. The outline for the training program is based on the individual expertise of the trainee and typically lasts about two weeks for hourly employees and up to eight weeks for managers. Managers must be certified in a number of skills in restaurant management, including technical proficiency and job functions, management techniques and profit and loss responsibilities. These skills are taught primarily in the restaurant along with classroom training and assigned projects. Manager training is performed in several geographically dispersed restaurants. Standard manuals regarding training and operations, products and equipment, and local marketing programs are provided by the Company.

PURCHASING

         The Company employs a purchasing director to oversee the relations and negotiations with manufacturers and regional distributors for most food and beverage products and to ensure uniform quality, competitive costs and adequate supplies of proprietary products. The Company and its franchisees purchase substantially all food and beverage products from several national and regional suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

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

         Subsequent to December 27, 1998, the Company has opened one new Garcia's in Phoenix, Arizona, and is currently developing one new Garfield's in Beckley, West Virginia. The Company expects to open up to six Company-owned Garfield's and Garcia's restaurants in 1999 and 2000. In addition, management is actively seeking possible merger or acquisition candidates that it believes will add value to the Company.

FRANCHISE OPERATIONS

GENERAL TERMS

         As of December 27, 1998, six franchised Garfield's were operating pursuant to agreements granted by the Company. The typical Garfield's franchise agreement provides for (i) the payment of an initial franchise fee of up to $35,000 and a monthly continuing royalty fee expressed as a percentage (typically 3% or 4%) of gross sales with a minimum fee of $2,000 to $2,500 per month; (ii) the payment of 1/2% of gross sales to the Garfield's Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term usually ranges from five to 10 years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

         As of December 27, 1998, there were two franchised Garcia's restaurants. These franchise agreements provide for the monthly payment of continuing royalties of 1.5% to 2.0% of gross sales.

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

FRANCHISE REVENUE DATA

The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated:

                                               1998             1997             1996
                                           ------------     ------------     ------------
Initial franchise fees                     $     35,000     $        ---     $        ---
Continuing royalties                            323,000          268,000          265,000
                                           ------------     ------------     ------------
   Total                                   $    358,000     $    268,000      $   265,000
                                           ============     ============     ============

COMPLIANCE WITH FRANCHISE STANDARDS

         All franchisees are required to operate their restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has the discretion to determine the menu prices to be charged. However, as a practical matter, all franchisees utilize the Company's standardized Garfield's menu. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company. The Company enforces the standards required of franchisees. Such enforcement may result in the closure or non-renewal of certain franchise units, but any such closings or non-renewals are not expected to have a material adverse effect upon the Company's results of operations or financial position.

RECENT DEVELOPMENTS

         In February 1999, the Company purchased 1,056,200 shares of its common stock (approximately 26.7% of the then-outstanding common stock) in a private transaction for an aggregate purchase price of approximately $5,413,000. In connection with such purchase, the Company entered into a new primary credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

EMPLOYEES

         As of March 1, 1999, the Company employed 3,339 individuals, of whom 276 were management or administrative personnel (including 223 who were restaurant managers or trainees) and 3,063 were employed in non-management restaurant positions. As of this date, the Company employed 262 persons on a salaried basis and 3,077 persons on an hourly basis. Each restaurant employs an average of 51 people.

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

SEASONALITY

         With 49 of the 64 Company-owned restaurants located in regional malls as of December 27, 1998, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales and profits in the Company's fourth fiscal quarter. However, as a result of the 1997 acquisition of 17 free-standing Mexican restaurants from Famous, the Company's management believes that its revenues and profits on a quarterly basis will be less affected by seasonality in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

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

         Approximately 15% of the Company's food and beverage revenues in 1998 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

         The Company is subject to Federal Trade Commission ("FTC") regulation and state laws that regulate the offer and sale of franchises. The Company may also become subject to state laws that regulate substantive aspects of the franchisor/franchisee relationship. The FTC requires the Company to furnish prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. The Company believes that it is in material compliance with such laws.

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

ITEM 2.  PROPERTIES

         All of the Company's facilities are occupied under leases. The majority of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company's sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:

                                                                           NO. OF
             YEAR LEASE TERM EXPIRES                                    FACILITIES *
             -----------------------                                    ----------
             1999-2000........................................                4
             2001-2002........................................               15
             2003-2004........................................               13
             2005-2006........................................               12
             2007-2008........................................               13
             2009 and beyond..................................               12

         * Includes four leases which have been executed for locations that were under development and had not opened as of December 27, 1998.

         The Company's executive offices, located in approximately 7,400 square feet of office space in Oklahoma City, Oklahoma, are occupied under a lease which expires in June, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         On September 8, 1998, Kelly R. Broussard, a former employee of the Company, filed a charge of discrimination with the Louisiana Human Rights Commission alleging sexual harassment and constructive discharge against the Company. Her position statement and request for information were submitted to the Equal Employment Opportunity Commission on November 12, 1998. Ms. Broussard's attorney made an offer of settlement to the Company in the amount of $575,000, which the Company rejected. It is expected that Ms. Broussard will file a lawsuit for discrimination against the Company. At this time, management does not expect the final outcome of this case to have a material impact on the Company's financial position or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been quoted on the NASDAQ National Market System under the symbol "EATS" since May 1994. Prior to that date, the Company's common stock was quoted on the NASDAQ Small-Cap Market. The following table sets forth, for the quarterly periods indicated, the high and low sales price for the common stock, as reported by the NASDAQ Markets.

                                                        Low          High
                                                        ---          ----
1997
First Quarter..................................        $2.94        $4.31
Second Quarter.................................         2.50         3.19
Third Quarter..................................         2.56         4.38
Fourth Quarter.................................         3.69         5.00

1998
First Quarter..................................        $3.38        $6.09
Second Quarter.................................         5.25         9.00
Third Quarter..................................         4.06         8.00
Fourth Quarter.................................         4.50         6.13

1999
First Quarter (to March 19)....................        $4.25        $6.31



         On March 19, 1999, the Company's stock transfer agent reported that the Company's common stock was held by 199 holders of record. However, management believes there are approximately 1,000 beneficial owners of the Company's common stock.

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


                                                             (In thousands except per share amounts)
                                                                           Fiscal Year
                                                    --------------------------------------------------------
                                                      1998        1997        1996        1995        1994
                                                    --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales .....................   $ 88,190    $ 62,851    $ 55,733    $ 45,811    $ 38,869
    Franchise fees and royalties ................        358         268         265         307         267
    Other income ................................        637         423         418         482         423
                                                    --------    --------    --------    --------    --------
                                                      89,185      63,542      56,416      46,600      39,559
                                                    --------    --------    --------    --------    --------
Costs and Expenses:
    Costs of sales ..............................     24,261      17,840      17,070      13,968      12,052
    Operating expenses ..........................     53,824      36,795      32,219      26,387      22,359
    Pre-opening costs ...........................        535         279         726         830         568
    General and administrative expenses .........      5,548       4,049       3,666       3,067       2,467
    Provision for restaurant closures
      and other disposals .......................       --          --          --           897        --
    Provision for impairment of long-lived assets         41          85        --          --          --
    Depreciation and amortization ...............      2,964       2,216       1,886       1,337         927
    Interest expense ............................        410         310         194          41          48
                                                    --------    --------    --------    --------    --------
                                                      87,583      61,574      55,761      46,527      38,421
                                                    --------    --------    --------    --------    --------
Income  before  provision  (benefit)  for  income      1,602       1,968         655          73       1,138
taxes
Provision (benefit) for income taxes ............        419         569          74        (113)        316
                                                    --------    --------    --------    --------    --------
Net income ......................................   $  1,183    $  1,399    $    581    $    186    $    822
                                                    ========    ========    ========    ========    ========

Net income per common share (1) .................   $   0.30    $   0.36    $   0.15    $   0.05    $   0.23
                                                    ========    ========    ========    ========    ========

Net income per common share assuming dilution (1)   $   0.28    $   0.35    $   0.15    $   0.05    $   0.21
                                                    ========    ========    ========    ========    ========

Weighted average common shares ..................      3,942       3,869       3,836       3,723       3,646
                                                    ========    ========    ========    ========    ========
Weighted average common shares
    assuming dilution ...........................      4,177       3,988       4,002       3,834       3,832
                                                    ========    ========    ========    ========    ========

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (deficit) ...................   $ (3,360)   $ (4,844)   $ (3,456)   $ (1,677)   $    922
    Total assets ................................     25,820      29,775      18,709      16,596      12,933
    Long-term obligations (2) (3) ...............      3,409       7,637       1,471       1,249          75
    Stockholders' equity (3) ....................     12,451      10,993       9,650       8,912       8,625

OTHER DATA:
    Earnings before interest, depreciation
      and taxes (EBITDA) ........................   $  4,977    $  4,493    $  2,736    $  1,451    $  2,113
    System-wide sales ...........................     98,923      71,133      64,036      53,802      45,891


(1) In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding for the period plus common stock equivalents. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

(2) Includes capital leases and long-term debt obligations, net of current portions.

(3) Subsequent to December 27, 1998, the Company repurchased approximately 1,091,000 shares of its common stock for an aggregate purchase price of approximately $5,603,000. These repurchases were financed through the Company's revolving line of credit and a new term loan. These repurchases have resulted in an increase in the Company's long-term obligations with a corresponding decrease in stockholders' equity.

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

INTRODUCTION

         As of December 27, 1998, the Company owned and operated 64 (48 Garfield's, 13 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and franchised eight (six Garfield's and two Garcia's) restaurants. Subsequent to December 27, 1998, the Company opened one new Garcia's in Phoenix, Arizona. The Company currently has one Garfield's in development. As of the date of this report, the entire system includes 65 (48 Garfield's, 14 Garcia's, two Pepperoni Grills and one Carlos Murphy's) Company-owned restaurants and eight (six Garfield's and two Garcia's) franchised restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                                         Fiscal Year
                                                      -----------------------------------------------
                                                          1998              1997             1996
                                                      -------------    -------------    -------------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales .......................            98.9%            98.9%            98.8%
    Franchise fees and royalties ..................             0.4              0.4              0.5
    Other income ..................................             0.7              0.7              0.7
                                                      -------------    -------------    -------------
                                                              100.0            100.0            100.0
                                                      -------------    -------------    -------------
Costs and Expenses:
    Costs of sales (1) ............................            27.5             28.4             30.6
    Operating expenses (1) ........................            61.0             58.5             57.8
    Pre-opening costs (1) .........................             0.6              0.4              1.3
    General and administrative expenses ...........             6.2              6.4              6.5
    Provision for impairment of long-lived assets .             0.0              0.1             --
    Depreciation and amortization (1) .............             3.4              3.5              3.4
    Interest expense ..............................             0.5              0.5              0.3
                                                      -------------    -------------    -------------

Income before provision (benefit) for income taxes              1.8              3.1              1.1
Provision (benefit) for income taxes ..............             0.5              0.9              0.1
                                                      -------------    -------------    -------------
Net income ........................................             1.3%             2.2%             1.0%
                                                      =============    =============    =============

SELECTED OPERATING DATA:
(Dollars in thousands) System-wide sales:
   Company restaurants ............................   $      88,190    $      62,851    $      55,733
   Franchise restaurants ..........................          10,733            8,282            8,303
                                                      -------------    -------------    -------------
      Total .......................................   $      98,923    $      71,133    $      64,036
                                                      =============    =============    =============
Number of restaurants (at end of period):
   Company restaurants ............................              64               62               45
   Franchise restaurants ..........................               8               10                8
                                                      -------------    -------------    -------------
      Total .......................................              72               72               53
                                                      =============    =============    =============

(1)  As a percentage of food and beverage sales.

IMPACT OF SEASONALITY

         The concentration of restaurants in regional malls, where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. However, as a result of the acquisition of 17 free-standing Mexican restaurants from Famous, the Company's management believes that its revenues and profits will be less affected by seasonality in the future. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 1998, 1997 and 1996.


                                                                            FISCAL QUARTERS
                                                   ---------------------------------------------------------------
                                                       1ST          2ND          3RD          4TH         ANNUAL
                                                   ----------   ----------    ----------   ----------  -----------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998:
           Revenues ............................   $   23,500   $   21,347    $   21,266   $   23,072   $   89,185
           Net income ..........................          534          246             3          400        1,183
           Net income per common share .........         0.14         0.06          0.00         0.10         0.30
           Net income per common share
                assuming dilution ..............         0.13         0.06          0.00         0.10         0.28
           Weighted average common shares ......        3,898        3,942         3,971        3,955        3,942
            Weighted average common
                 shares assuming dilution ......        4,117        4,233         4,186        4,172        4,177
           Pre-opening costs ...................   $      131   $      139    $      187   $       78   $      535
           Number of Company units at
               end of period ...................           62           62            64           64           64
           Company restaurant operating months .          184          186           187          189          746
           Sales per Company restaurant
               operating month .................   $      126   $      114    $      113   $      121   $      118

1997:
           Revenues ............................   $   14,203   $   13,709    $   14,735   $   20,895   $   63,542
           Net income ..........................          229           24           225          921        1,399
           Net income per common share .........         0.06         0.01          0.06         0.24         0.36
           Net income per common share
                assuming dilution ..............         0.06         0.01          0.06         0.22         0.35
           Weighted average common shares ......        3,863        3,898         3,858        3,857        3,869
            Weighted average common
                 shares assuming dilution ......        4,006        3,945         3,958        4,044        3,988
           Pre-opening costs ...................   $       18   $      156    $       92   $       13   $      279
           Number of Company units at
               end of period (1) ...............           43           45            46           62           62
           Company restaurant operating months .          131          131           135          162          559
           Sales per Company restaurant
               operating month .................   $      107   $      103    $      108   $      128   $      113

1996:
           Revenues ............................   $   12,772   $   13,426    $   13,999   $   16,219   $   56,416
           Net income (loss) ...................           37         (166)          109          601          581
           Net income (loss) per common share ..         0.01        (0.04)         0.03         0.16         0.15
           Net income per common share
               assuming dilution ...............         0.01        (0.04)         0.03         0.15         0.15
           Weighted average common shares ......        3,808        3,843         3,845        3,849        3,836
           Weighted average common
               shares assuming dilution ........        3,894        3,843         4,004        4,007        4,002
           Pre-opening costs ...................   $      120   $      154    $      230   $      222   $      726
           Number of Company units at
               end of period ...................           42           43            44           45           45
           Company restaurant operating months .          124          127           128          134          513
           Sales per Company restaurant
               operating month .................   $      102   $      104    $      108   $      119   $      109


(1) During the fourth quarter of 1997, the Company acquired 17 Mexican restaurants under the names: Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2).

FISCAL YEARS 1998, 1997, AND 1996

RESULTS OF OPERATIONS

         The Company's results of operations for the second half of 1998 were negatively impacted by a sales decline resulting from a vendor contaminated product problem in all five Garcia's locations in the Phoenix, Arizona metropolitan area. A vendor shipped the contaminated product only to an isolated market. Upon discovery, the Company immediately dispatched several crisis management teams to the market, which along with the cooperation of the Maricopa County Health Department minimized the impact. The contaminated product was immediately removed from the menu in all Garcia's locations, and no cases of food borne illness were reported outside of the Phoenix market. The Company has adequate insurance coverage in place for the actual and anticipated claims made by customers who became ill as a result of the product contamination. However, at the time that the illnesses occurred, the Company did not have insurance coverage for the loss of business income resulting from the related negative publicity. This coverage has since been added to the Company's insurance portfolio. The Company has retained legal counsel to address the issue of settlement or litigation regarding its loss of revenues, business income and reputation resulting from the vendor contamination. During the fourth quarter of 1998, the Company implemented an aggressive advertising campaign in the Phoenix market, which has resulted in increased sales at all five Garcia's in the area.

REVENUES

         Revenues for the year ended December 27, 1998, increased 40% over the revenues reported for the year ended December 28, 1997. Revenues in 1997 increased 13% over 1996 levels. Revenues for the year ended December 29, 1996, increased 21% over the same period in 1995. The 1998, 1997 and 1996 increases were primarily due to increases in food and beverage sales.

         The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating month were as follows:

                                                                      1998               1997               1996
                                                                    --------           --------           --------
Garfield's (1):
Number of Company restaurants at year end................                 50                 45                 45
Number of Company restaurant operating months............                573                533                513
Average sales per Company restaurant operating
    month................................................           $110,700           $111,000           $108,600

Garcia's (2):
Number of Company restaurants at year end................                 13                 17                 --
Number of Company restaurant operating months............                171                 26                 --
Average sales per Company restaurant operating
    month................................................           $142,100           $144,400                 --

All Concepts (3):
Number of Company restaurants at year end................                 63                 62                 45
Number of Company restaurant operating months............                744                559                513
Average sales per Company restaurant operating
    month................................................           $117,900           $112,500           $108,600

(1)  Includes Pepperoni Grill

(2) Includes Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

(3) Includes Garfield's, Pepperoni Grill, Garcia's, Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

      A summary of sales and costs of sales expressed as a percentage of sales are listed below for the fiscal years:

                                                                      1998             1997             1996
                                                                   ----------       ----------       -----------
SALES:
   Food.....................................................             85.3%            85.6%             85.1%
   Beverage.................................................             14.7%            14.4%             14.9%
                                                                   ----------       ----------       -----------
      Total.................................................            100.0%           100.0%            100.0%
                                                                   ==========       ==========       ===========

COSTS OF SALES:
   Food.....................................................             28.0%            28.7%             30.7%
   Beverage.................................................             24.8%            26.7%             30.5%
                                                                   ----------       ----------       -----------
      Total.................................................             27.5%            28.4%             30.6%
                                                                   ==========       ==========       ===========

      Average monthly sales per unit for Garfield's were $110,700 during 1998 compared to $111,000 during 1997. The 1998 per unit monthly sales decreased by $300 or 0.3% from 1997 levels. Average monthly sales per unit for Garcia's were $142,100 during 1998 versus $144,400 in 1997. The 1998 average monthly sales per unit for Garcia's represent an average for the entire year while the 1997 amount is an average for the period from November 14, 1997 (the date of the Famous Acquisition) through year end. Additionally, Garcia's 1998 average monthly sales per unit were negatively impacted by negative publicity related to a vendor contaminated product problem in the Phoenix, Arizona market during the third quarter. As a result of an aggressive television advertising campaign in the fourth quarter of 1998, average unit volumes in the Phoenix area Garcia's have returned to historical levels.

      Average monthly sales per unit for Garfield's were $111,000 during 1997 compared to $108,600 during 1996. The 1997 per unit monthly sales increased by $2,400 or 2.2% from 1996 levels. The increase was primarily due to the introduction of a new menu design, a successful television advertising campaign during the fourth quarter of 1997, the success of continued radio and newspaper advertising and the implementation of a mall employee rewards program in selected locations.

         Continuing royalties were $323,000 in 1998, $268,000 in 1997 and $265,000 in 1996. The increase in 1998 from 1997, is primarily due to the opening of a new franchised Garfield's during the first quarter of 1998, and a full year of royalties being recognized from two franchised Garcia's which joined the system as a result of the Famous Acquisition in November 1997, partially offset by decreased royalties related to three formerly franchised Garfield's which were acquired by the Company in July 1998. Continuing royalties were comparable between 1997 and 1996, as the same number of franchised restaurants (eight) were in operation during this two-year period. Initial franchise fees recognized in 1998 were $35,000, which represents the initial fee for the franchised Garfield's that opened during the first quarter of 1998. No initial franchise fees were recorded in 1997 or 1996.

         Other income during 1998 was $638,000 as compared to $423,000 in 1997. During 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for 1998. Other income was $418,000 in 1996.

COSTS AND EXPENSES

      The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                                                      1998              1997            1996
                                                                  -----------       -----------      -----------
Garfield's (1):
   Costs of sales..........................................              28.0%             28.5%            30.6%
   Labor costs.............................................              27.9%             27.1%            27.6%
                                                                  -----------       -----------      -----------
        Total..............................................              55.9%             55.6%            58.2%
                                                                  ===========       ===========      ===========

Garcia's (2):
   Costs of sales..........................................              26.2%             27.2%              --
   Labor costs.............................................              30.5%             31.5%              --
                                                                  -----------       -----------      -----------
        Total..............................................              56.7%             58.7%              --
                                                                  ===========       ===========      ===========

All Concepts (3):
   Costs of sales..........................................              27.5%             28.4%            30.6%
   Labor costs.............................................              28.7%             27.3%            27.6%
                                                                  -----------       -----------      -----------
        Total..............................................              56.2%             55.7%            58.2%
                                                                  ===========       ===========      ===========

(1)  Includes Pepperoni Grill.

(2)  Includes Carlos Murphy's and Casa Lupita.

(3) Includes Garfield's, Garcia's, Pepperoni Grill, Carlos Murphy's and Casa Lupita.


      Garfield's costs of sales as a percentage of food and beverage sales decreased in 1998 to 28.0% from 28.5% in 1997. This decrease is primarily due to the Company's continued menu development, increased vendor rebates, and improved store-level food and beverage cost controls. Garcia's costs of sales as a percentage of food and beverage sales decreased to 26.2% in 1998 from 27.2% in 1997. This decrease is primarily due to the implementation of the Company's purchasing techniques in these restaurants and increased vendor rebates. Garfield's costs of sales as a percentage of food and beverage sales decreased to 28.5% in 1997 compared to 30.6% in 1996, primarily due to continued menu development, increased vendor rebates, and improved store-level food and beverage cost controls.

      Garfield's labor costs as a percentage of food and beverage sales increased in 1998 to 27.9% from 27.1% in 1997. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation. The increase in kitchen labor is primarily due to an increase in the Federal minimum wage in late 1997. Labor costs for Garcia's as a percentage of food and beverage sales decreased to 30.5% in

1998 from 31.5% in 1997. Labor costs for Garfield's decreased in 1997 to 27.1% of food and beverage sales compared to 27.6% in 1996. This decrease primarily related to continued improvement of store-level monitoring of labor needs, continued refinement of restaurant operations resulting in reduced kitchen labor costs and a reduction in the average number of managers per store from 1996.

      Operating expenses (which include labor costs) as a percentage of food and beverage sales were 61.0% in 1998, 58.5% in 1997, and 57.8% in 1996. The increase in operating expenses as a percentage of food and beverage sales in 1998 compared to 1997 is due primarily to the addition of the Garcia's, Carlos Murphy's and Casa Lupitas which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations. Additionally, the increase from 1997 to 1998, is partially attributable to Garfield's increased labor costs (as previously explained). The increase in operating expenses as a percentage of food and beverage sales in 1997 compared to 1996 was due primarily to higher promotional and advertising expenses and occupancy costs (primarily rent and utilities) partially offset by lower labor costs (as previously explained).

PRE-OPENING COSTS

      The Company expenses pre-opening costs as incurred. During each of the three years in the period ended December 27, 1998, the Company incurred and recognized as expense the following amounts for restaurant pre-opening costs relative to the corresponding number of restaurants opened:

                                                                      1998              1997              1996
                                                                   -----------       -----------       -----------
Total pre-opening costs (1)................................        $   535,000       $   279,000       $   726,000
Restaurants opened (1).....................................                  4                 3                 8
Average pre-opening costs per restaurant opened............        $   133,800       $    93,000       $    90,700
Total pre-opening costs as a percentage of food
    and beverage sales.....................................                0.6%              0.4%              1.3%

(1) Pre-opening costs and restaurants opened for 1998 include three new restaurant openings and one restaurant conversion.

      Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development. However, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations, as the prescribed accounting treatment is consistent with the Company's current accounting policy regarding pre-opening costs.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased as a percentage of total revenues to 6.2% in 1998 from 6.4% in 1997. In 1997, general and administrative expenses decreased from 6.5% in 1996. The higher absolute levels of general and administrative expenses from 1996 to 1998 are related primarily to additional personnel costs and related costs of operating the Company's expanding restaurant group. General and administrative expenses as a percentage of total revenues decreased in 1998 as compared to 1997, as a result of the Company's revenues increasing at a higher rate than its increase in general and administrative expenses primarily due to the Famous Acquisition. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

      In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Pursuant to SFAS 121, the Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment, whenever events or circumstances indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

      Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, costs of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1997 and 1998, as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

      During 1998, the Company recorded a $41,000 provision for impairment of long-lived assets related to one restaurant. During 1997, the Company recorded an $85,000 provision for impairment of long-lived assets related to three locations.

      In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense increased in 1998 to $2,964,000 (3.4% of food and beverage sales) compared to $2,216,000 (3.5% of food and beverage sales) in 1997 and $1,886,000 (3.4% of food and beverage sales) in 1996. The increase in expense in 1998 compared to 1997 is primarily attributable to the increase in net assets subject to depreciation and amortization in 1998 versus 1997 as the result of the Famous Acquisition and the openings and acquisitions of additional restaurants in 1998. The expense increase in 1997 versus 1996 relates principally to the increase in net assets subject to depreciation and amortization because of the opening additional restaurants and the remodeling of existing restaurants.

INTEREST EXPENSE

      Interest expense during each of the three years in the period ended December 27, 1998, was $410,000 in 1998, $310,000 in 1997, and $194,000 in 1996.
Additionally, the Company has capitalized approximately $35,000, $39,000, and $62,000 of interest costs during 1998, 1997 and 1996, respectively. The increase in interest expense in 1998 compared to 1997 is attributable to an increase in the 1998 average borrowing balances under the Company's revolving credit agreements and the increase in the Company's long-term debt as a result of the Famous Acquisition. The increase in interest expense in 1997 versus 1996 is attributable to an increase in the average borrowing balance and a higher average interest rate under the Company's revolving credit agreement in 1997 versus 1996, as well as the increase in the Company's long-term debt resulting from the Famous Acquisition in November 1997.

INCOME TAXES

      The Company records income taxes in accordance with SFAS 109 "Accounting for Income Taxes." The provision for income taxes was $419,000, $569,000 and $74,000, respectively, for 1998, 1997 and 1996.

      At December 27, 1998, the Company has recorded a benefit for its deferred tax assets of approximately $2,657,000. Management believes that $1,942,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $1,900,000 in the future net income in the next two years necessary to recognize the deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management of the Company is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or if the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions. Management intends to evaluate the realizability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

NET INCOME PER SHARE AMOUNTS

      In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,941,728, 3,868,950 and 3,836,228 in 1998, 1997 and 1996, respectively. Diluted
EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 4,177,073, 3,988,016 and 4,002,359 in 1998, 1997 and 1996, respectively. The
Company adopted the provisions of SFAS 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 27, 1998, the Company's working capital ratio increased to
0.63 to 1 compared to 0.53 to 1 at December 28, 1997. As is customary in the restaurant industry, the Company has consistently operated with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For fiscal years 1998, 1997 and 1996, the Company's expenditures for capital improvements were $5,013,000, $3,886,000, and $7,307,000, respectively, which were funded out of cash flows from operating activities of $2,945,000, $4,977,000, and $2,438,000, respectively, landlord finish-out allowances of $706,000, $1,742,000, and $3,022,000, respectively, and borrowings under the Company's credit agreements. In addition, the Company expended approximately $8,991,000 for the Famous Acquisition in November 1997. The Famous Acquisition was financed primarily through a term loan with a bank (described below).

      During 1999, the Company expects to construct and open up to six new Garfield's (in regional malls) and Garcia's (in free-standing sites). The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 1999.

         In August 1995, the Company entered into an agreement with a bank for a revolving line of credit for $3,000,000. In July 1996, the Company's $3,000,000 revolving line of credit was increased to $5,000,000 and the term was extended by one year to August, 1999. In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provided for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc. under the Asset Purchase Agreement dated November 14, 1997. The Company's actual borrowings were $8,631,415 under the term loan feature. As of December 27, 1998, there was $750,000 of outstanding borrowings under the revolving line of credit. Interest accrued on outstanding borrowings under both the revolving line of credit and term loan at three-month LIBOR plus 1.25% (6.625% on the revolving line of credit and 6.5% on the term loan as of December 27, 1998), which was reset quarterly. There was no non-use fee related to either facility. The revolving line of credit had a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest were payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement were secured by all of the Company's real estate. This loan agreement contained, among other things, certain financial covenants and restrictions. As of December 27, 1998, the Company was in compliance with these financial covenants and restrictions.

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

         In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July, 1997, an additional 200,000 shares were authorized for repurchase. As of December 27, 1998, 90,800 shares had been repurchased under this plan for a total purchase price of approximately $342,000. Subsequent to December 27, 1998, the Company has purchased an additional 35,162 shares under this plan for a total purchase price of approximately $190,000. As of March 19, 1999, the Company has repurchased a total of 125,962 shares under this plan for an aggregate purchase price of approximately $532,000.

         In February 1999, the Company purchased 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. In connection with this transaction, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used for the stock purchase from the Sellers. The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit has a two-year term and initially bears interest at a floating rate of three month LIBOR plus 1.50% (initially 6.5%), which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt
coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions.

 YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could disrupt the Company's normal business activities.

         The Company has completed its initial assessment of the year 2000 compliance issue. The assessment was conducted reviewing internal and external year 2000 compliance issues. Based on the assessments, the Company has developed a plan to prepare for the year 2000 issue. The plan involves: 1. Review of hardware and software systems for compliance, 2. Replacement, remediation or modification of non compliant systems, 3. Testing existing, replaced, remediated or modified systems to confirm compliance, and 4. Implementation.

         The Company has determined, based on its assessment that a substantial amount of software and hardware used internally will require modification or replacement. The Company believes that with modifications and replacements of software and hardware systems currently identified, the risk associated with the year 2000 issue can be mitigated. If the modifications and replacements of critical hardware and software systems used by the Company were not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

         In addition to assessing internal year 2000 compliance, the Company is continuing to gather information pertaining to key third parties conducting business with the Company and their year 2000 compliance status.

         As of December 27, 1998, the Company is in excess of 70% complete on the modification and remediation of existing software and hardware. Completion of modification and remediation is expected by May 31, 1999. Testing of these systems is expected to be complete by June 30, 1999. These internal systems relate primarily to financial and management information systems.

         The Company's non-informational technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. The assessment of these systems has indicated that 90% of the systems are year 2000 compliant. The Company plans to replace the non-compliant point-of-sale systems prior to year end 1999. While the Company believes that 90% of the non-information systems are year 2000 compliant, it plans to continue testing its operating equipment and expects to complete testing by June 30, 1999.

         The Company's significant third party business partners consists principally of suppliers, banks, and its franchisees. The Company does not have any material or significant systems interfaces with third parties. An initial inventory of significant third parties has been completed and information requests regarding year 2000 compliance have been sent. The Company is developing contingency plans by June 30, 1999 for any significant third parties that appear to be year 2000 non-compliant.

         The Company is using internal and external sources to review and identify, remediate, test and implement systems for year 2000 readiness. The cost of the year 2000 compliance, excluding internal personnel costs, as of December 26, 1999 are estimated to be approximately $365,000 of which approximately $350,000 are capitalized as equipment and software. The Company estimates that an additional $175,000, exclusive of internal personnel costs, will be spent before December 1999 on year 2000 compliance of which approximately $150,000 is estimated to be capitalized equipment and software.

         The Company believes it has in place a plan that will resolve its year 2000 issue in a timely manner. Due to the forward looking nature and lack of historical experience with year 2000 issues however, it is difficult to predict with certainty the results of year 2000 compliance issues after December 31, 1999. It is likely, despite the Company's efforts, that there will be disruptions and unexpected business problems during the year 2000. In addition, despite the Company's efforts it may experience unanticipated third party failures, general public infrastructure failures and or failures to successfully conclude its remediation efforts as planned. The Company may be required to utilize manual processing of certain otherwise automated processes primarily related to payroll and cash management. Any of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition, and or cash flows in 1999 and beyond. The amount of potential loss cannot be reasonably estimated at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of the date of this report, the Company has an available revolving line of credit in the amount of $6,000,000, as well as outstanding borrowings under a term loan of approximately $8,509,000. Both loans bear interest at floating rate of three-month LIBOR plus 1.5% (6.5% as of the date of this report). Thus, the Company is exposed to the risk of earnings losses due to increases in three-month LIBOR. To hedge its risk exposure to potential increases in three-month LIBOR, the Company has entered into an interest rate swap agreement with a bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" for a discussion of the terms of the Company's credit facilities and interest rate swap agreement.

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


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of the report:

         1.  Consolidated Financial Statements:

             Management's Responsibility for Financial Reporting Report of Independent Auditors Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997 Consolidated Statements of Income for each of the three years in the period ended December 27, 1998 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 27, 1998 Consolidated Statements of Cash Flows for each of the three years in the period ended December 27, 1998 Notes to Consolidated Financial Statements

         2.  Consolidated Financial Statement Schedules:

             All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.  Exhibits.

             The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

             EXHIBIT
             NUMBER     DESCRIPTION OF DOCUMENT
             ------     -----------------------

                3.1     Amended and Restated Articles of Incorporation. (1)

                3.2 Amendment to the Amended and Restated Articles of Incorporation. (2)

                3.3     Bylaws as amended. (1)

                4.1     Specimen Stock Certificate. (3)

                10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated October 1, 1995. (10)

                10.2 Employment Agreement between the Company and James M. Burke, dated October 1, 1995. (10)

                10.3 Employment Agreement between the Company and Bradley L. Grow, dated September 30, 1998.

                10.4 Lease Agreement dated May 1, 1987 (as amended June 30, 1990, October 1, 1992 and October 1, 1993) between the Company and Colonial Center, LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)

                10.5 Option Agreement between the Company and Bradley L. Grow, dated September 30, 1998.

                10.8 Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)

                10.10   Form of Franchise Agreement (revised March 1, 1993).(7)

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

               EXHIBIT
               NUMBER   DESCRIPTION OF DOCUMENT
               ------   -----------------------

                10.33 Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy's,
                        10.37 Inc. (12)

                10.34 Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy's, Inc. (12)

                10.36 Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza, Jr. and the Company.(4)

                10.37 Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company.(4)

                10.38 Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners, L.P. and Microcap Partners L.P. (13)

                10.39 Loan Agreement dated effective February 19, 1999, among Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B. (13)

                10.40 Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B. (13)

                10.41 Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B. (13)

                23.1    Consent of Arthur Andersen LLP.

                23.2    Consent of Ernst & Young LLP.

                27.1    Financial Data Schedule.




                (1) Filed as exhibit to Registrant's Registration Statement on Form S-18 (File No. 33-6818-FW) and incorporated herein by reference.

                (2) Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.

                (3) Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896) and incorporated herein by reference.

                (4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (File No. 0-14968) and incorporated herein by reference.

                (5) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.

                (6) Filed as exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-41279) and incorporated herein by reference.

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

                (11) Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and (13) incorporated herein by reference.

                (12) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference. Filed as exhibit to Registrant's Current Report on Form 8-K dated March 3, 1999 (File No. 0-14968) and incorporated herein by reference.

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 27, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:
                                          EATERIES, INC.

         Date: March 29, 1999             By:   /s/ Vincent F. Orza, Jr.
               ---------------                --------------------------------
                                              Vincent F. Orza, Jr.
                                              President
                                              Chief Executive Officer


         Date: March 29, 1999             By: /s/Bradley L. Grow
               ---------------                --------------------------------
                                              Bradley L. Grow
                                              Vice President
                                              Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Date: March 29, 1999            By:  /s/Vincent F. Orza, Jr.
               ---------------                --------------------------------
                                              Vincent F. Orza, Jr.
                                              Chairman of the Board,
                                              President and Director


         Date: March 29, 1999            By:  /s/James M. Burke
               ---------------                --------------------------------
                                              James M. Burke
                                              Assistant Secretary and Director


         Date: March 29, 1999            By:  /s/Edward D. Orza
               ---------------                --------------------------------
                                              Edward D. Orza,
                                              Director


         Date: March 29, 1999            By:  /s/Patricia L. Orza
               ---------------                --------------------------------
                                              Patricia L. Orza,
                                              Secretary and Director



         Date: March 29, 1999            By:  /s/Thomas F. Golden
               ---------------                --------------------------------
                                              Thomas F. Golden,
                                              Director


         Date: March 29, 1999            By:  /s/Philip Friedman
               ---------------                --------------------------------
                                              Philip Friedman,
                                              Director


         Date: March 29, 1999            By:  /s/Larry Kordisch
               ---------------                --------------------------------
                                              Larry Kordisch,
                                              Director

                         EATERIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----

Management's Responsibility for Financial Reporting...........................................................        F-1

Reports of Independent Auditors...............................................................................        F-2

Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997.....................................        F-4

Consolidated Statements of Income for each of the three years in the period ended
      December 27, 1998.......................................................................................        F-5

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
      December 27, 1998......................................................................................         F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended
      December 27, 1998.......................................................................................        F-7

Notes to Consolidated Financial Statements....................................................................        F-8

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

         The Board of Directors of Eateries, Inc. have engaged Arthur Andersen LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 1998 consolidated financial statements. Their report is included on the following page.



/s/Vincent F. Orza, Jr.
-----------------------------
Vincent F. Orza, Jr.
President and Chairman
Chief Executive Officer



/s/Bradley L. Grow
-----------------------------
Bradley L. Grow
Vice President
Chief Financial Officer



March 29, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma



      We have audited the accompanying statements of income, stockholders' equity and cash flows of Eateries, Inc. and subsidiaries for the year ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 29, 1996, in conformity with generally accepted accounting principles.



                                                ERNST & YOUNG LLP


Oklahoma City, Oklahoma
March 26, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma



      We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiaries as of December 27, 1998 and December 28, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 27, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 27, 1998, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
March  12, 1999

                         EATERIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 27,      December 28,
                                                                            1998             1997
                                                                      --------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents ....................................   $    1,297,638    $    1,331,363
     Receivables:
            Franchisees ...........................................           73,274            35,693
            Insurance refunds .....................................          270,084           488,594
            Landlord finish-out allowances ........................           10,000           106,250
            Other .................................................          768,456           490,828
     Deferred income taxes (Note 9) ...............................          387,000           452,000
     Inventories ..................................................          833,672           781,840
     Prepaid expenses and deposits ................................        2,129,146         1,872,345
                                                                      --------------    --------------
                Total current assets ..............................        5,769,270         5,558,913
Property and equipment, at cost:
     Land and buildings ...........................................          844,075         5,234,000
     Furniture and equipment ......................................       12,303,322        11,076,626
     Leasehold improvements .......................................       28,958,421        26,026,890
     Assets under capital leases ..................................          123,420           123,420
                                                                      --------------    --------------
                                                                          42,229,238        42,460,936
     Less: Landlord finish-out allowances .........................       15,490,564        14,880,564
                                                                      --------------    --------------
                                                                          26,738,674        27,580,372
     Less: Accumulated depreciation and amortization ..............        9,971,946         7,201,463
                                                                      --------------    --------------
             Net property and equipment ...........................       16,766,728        20,378,909
Deferred income taxes (Note 9) ....................................          328,000           398,000
Goodwill, net .....................................................        2,325,417         2,479,045
Other assets ......................................................          630,426           959,817
                                                                      --------------    --------------
                                                                      $   25,819,841    $   29,774,684
                                                                      ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable .............................................   $    4,294,032    $    4,850,211
     Accrued liabilities:
             Compensation .........................................        2,087,295         2,191,775
             Taxes, other than income .............................          888,209           815,039
             Other ................................................        1,423,373         1,531,336
     Current portion of long-term obligations (Note 6) ............          436,514         1,014,715
                                                                      --------------    --------------
                      Total current liabilities ...................        9,129,423        10,403,076
Deferred credit ...................................................          739,578           658,638
Other liabilities .................................................           90,500            82,500
Long-term obligations, net of current portion (Note 6) ............        3,409,356         7,637,415
Commitments (Note 5)

Stockholders' equity (Note 10):
     Preferred stock, $.002 par value, none outstanding ...........             --                --
     Common stock, $.002 par value, 4,347,020 and 4,221,785 shares outstanding at December 27, 1998 and December 28, 1997,
            respectively ..........................................            8,694             8,444
     Additional paid-in capital ...................................        9,952,216         9,486,594
     Retained earnings ............................................        4,248,487         3,065,300
                                                                      --------------    --------------
                                                                          14,209,397        12,560,338
     Treasury stock, at cost, 384,015 and 347,115 shares at
             December 27, 1998 and December 28, 1997, respectively        (1,758,413)       (1,567,283)
                                                                      --------------    --------------
                      Total stockholders' equity ..................       12,450,984        10,993,055
                                                                      --------------    --------------
                                                                      $   25,819,841    $   29,774,684
                                                                      ==============    ==============

See accompanying notes

                         EATERIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                           December 27,    December 28,    December 29,
                                                              1998            1997             1996
                                                          -------------   -------------   -------------
Revenues:
      Food and beverage sales .........................   $  88,189,726   $  62,850,893   $  55,732,807
      Franchise fees and royalties ....................         357,997         267,785         264,954
      Other ...........................................         637,517         422,842         418,476
                                                          -------------   -------------   -------------
           Total revenues .............................      89,185,240      63,541,520      56,416,237

Costs of sales ........................................      24,260,591      17,840,104      17,070,384
                                                          -------------   -------------   -------------
                                                             64,924,649      45,701,416      39,345,853
                                                          -------------   -------------   -------------

Operating expenses (Note 7) ...........................      53,824,344      36,795,093      32,218,754
Pre-opening costs (Note 2) ............................         535,000         279,000         726,000
General and administrative expenses ...................       5,547,711       4,048,964       3,665,207
Provision for impairment of long-lived assets (Note 8)           41,000          85,000            --
Depreciation and amortization .........................       2,964,184       2,215,640       1,886,323
Interest expense ......................................         410,223         309,511         194,070
                                                          -------------   -------------   -------------
                                                             63,322,462      43,733,208      38,690,354
                                                          -------------   -------------   -------------

Income before provision for income taxes ..............       1,602,187       1,968,208         655,499

Provision for income taxes (Note 9) ...................         419,000         569,000          74,000
                                                          -------------   -------------   -------------

Net income ............................................   $   1,183,187   $   1,399,208   $     581,499
                                                          =============   =============   =============


Net income per common share (Note 11) .................   $        0.30   $        0.36   $        0.15
                                                          =============   =============   =============

Net income per common share assuming dilution (Note 11)   $        0.28   $        0.35   $        0.15
                                                          =============   =============   =============


See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                     COMMON STOCK
                                      ------------------------------------------
                                                 SHARES                                   TREASURY STOCK
                                      ---------------------------                  ---------------------------
                                       AUTHORIZED       ISSUED         AMOUNT         SHARES         AMOUNT
                                      ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1995 ........     20,000,000      4,019,134   $      8,038        274,039   $ (1,334,618)

Issuance of common stock:
     Exercise of stock options ....           --           97,163            194           --             --
     Employee bonuses .............           --            2,750              6           --             --
     Employee stock purchase plan .           --           24,044             48           --             --
     Sale of common stock .........           --              300              1           --             --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .....................           --             --             --             --             --
Treasury stock acquired (Note 10) .           --             --             --            8,722        (30,526)
Net income ........................           --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------
Balance, December 29, 1996 ........     20,000,000      4,143,391          8,287        282,761     (1,365,144)

Issuance of common stock:
     Exercise of stock options ....           --           59,332            119           --             --
     Employee bonuses .............           --            2,500              5           --             --
     Employee stock purchase plan .           --           16,462             33           --             --
     Sale of common stock .........           --              100           --             --             --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .....................           --             --             --                            --
Treasury stock acquired (Note 10) .           --             --             --           64,354       (202,139)
Net income ........................           --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance, December 28, 1997 ........     20,000,000      4,221,785          8,444        347,115     (1,567,283)

Issuance of common stock:
     Exercise of stock options ....           --          107,499            215           --             --
     Employee stock purchase plan .           --           17,736             35           --             --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .....................           --             --             --             --             --
Treasury stock acquired (Note 10) .           --             --             --           36,900       (191,130)
Net income ........................           --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance, December 27, 1998 ........     20,000,000      4,347,020   $      8,694        384,015   $ (1,758,413)
                                      ============   ============   ============   ============   ============









                                        ADDITIONAL
                                          PAID-IN       RETAINED
                                          CAPITAL       EARNINGS         TOTAL
                                       ------------   ------------   ------------
Balance, December 31, 1995 ........    $  9,154,420   $  1,084,593   $  8,912,433

Issuance of common stock:
     Exercise of stock options ....          60,533           --           60,727
     Employee bonuses .............          10,941           --           10,947
     Employee stock purchase plan .          57,432           --           57,480
     Sale of common stock .........           1,193           --            1,194
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .....................          56,000           --           56,000
Treasury stock acquired (Note 10) .            --             --          (30,526)
Net income ........................            --          581,499        581,499
                                       ------------   ------------   ------------
Balance, December 29, 1996 ........       9,340,519      1,666,092      9,649,754

Issuance of common stock:
     Exercise of stock options ....          51,214           --           51,333
     Employee bonuses .............           8,595           --            8,600
     Employee stock purchase plan .          48,941           --           48,974
     Sale of common stock .........             325           --              325
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .....................            --             --           37,000
Treasury stock acquired (Note 10) .            --             --         (202,139)
Net income ........................            --        1,399,208      1,399,208
                                       ------------   ------------   ------------

Balance, December 28, 1997 ........       9,486,594      3,065,300     10,993,055

Issuance of common stock:
     Exercise of stock options ....         258,222           --          258,437
     Employee stock purchase plan .          74,400           --           74,435
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .....................         133,000           --          133,000
Treasury stock acquired (Note 10) .            --             --         (191,130)
Net income ........................            --        1,183,187      1,183,187
                                       ------------   ------------   ------------

Balance, December 27, 1998 ........    $  9,952,216   $  4,248,487   $ 12,450,984
                                       ============   ============   ============



See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                 --------------------------------------------------
                                                                  December 27,      December 28,       December 29,
                                                                      1998              1997              1996
                                                                 --------------    --------------    --------------
Cash flows from operating activities:
      Net income .............................................   $    1,183,187    $    1,399,208    $      581,499
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization .....................        2,964,184         2,215,640         1,886,323
           Gain on asset disposals ...........................             --              (6,165)          (42,544)
           Common stock bonuses ..............................             --               8,600            10,947
           Provision for deferred income taxes ...............          366,000           549,000            74,000
           (Increase) decrease in operating assets:
                Receivables ..................................          (97,044)         (393,730)           (7,869)
                Inventories ..................................         (302,160)           46,320           (31,589)
                Prepaid expenses and deposits ................         (226,431)           10,041           (30,909)
                Deferred income taxes ........................          (38,000)             --                --
           Increase (decrease) in operating liabilities:
                Accounts payable .............................         (760,890)          202,198           154,383
                Accrued liabilities ..........................         (228,715)          842,299          (329,300)
                Deferred credit ..............................           77,328           103,121           222,035
                Other liabilities ............................            8,000              --             (49,400)
                                                                 --------------    --------------    --------------
           Total adjustments .................................        1,762,272         3,577,324         1,856,077
                                                                 --------------    --------------    --------------
           Net cash provided by operating activities .........        2,945,459         4,976,532         2,437,576
                                                                 --------------    --------------    --------------

Cash flows from investing activities:
      Capital expenditures ...................................       (5,012,582)       (3,886,481)       (7,306,987)
      Landlord finish-out allowances .........................          706,250         1,741,658         3,021,883
      Net cash payments for restaurant acquisitions ..........         (378,922)       (8,991,173)             --
      Proceeds from the sale of property and equipment .......        6,152,393            15,063            53,001
      Payments received for notes receivable .................           75,290            11,620              --
      Decrease (increase) in other assets ....................           23,142           (72,784)          (50,457)
                                                                 --------------    --------------    --------------
           Net cash provided by (used in) investing activities        1,565,571       (11,182,097)       (4,282,560)
                                                                 --------------    --------------    --------------

Cash flows from financing activities:
      Sales of common stock ..................................           74,436            49,299            58,674
      Payments on notes payable to vendor ....................             --                --             (13,139)
      Payments on long-term obligations ......................       (5,572,260)          (28,308)          (25,305)
      Net borrowings under revolving credit agreement ........          750,000        (1,450,000)          250,000
      Borrowings under note payable ..........................             --           8,631,415              --
      Proceeds from issuance of stock on exercise of
         stock options .......................................          249,892            26,333            60,727

      Payment of withholding tax liabilities related
         to acquisition of treasury stock ....................             --             (17,224)          (30,526)
      Repurchase of treasury stock ...........................         (182,580)         (159,915)             --
      Increase (decrease) in bank overdrafts included in
         accounts payable ....................................          135,759          (210,153)        1,238,080
                                                                 --------------    --------------    --------------
           Net cash provided by (used in) financing activities       (4,544,755)        6,841,447         1,538,511
                                                                 --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents .........          (33,725)          635,882          (306,473)
Cash and cash equivalents at beginning period ................        1,331,363           695,481         1,001,954
                                                                 --------------    --------------    --------------
Cash and cash equivalents at end of period ...................   $    1,297,638    $    1,331,363    $      695,481
                                                                 ==============    ==============    ==============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      ORGANIZATION

      Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchise restaurants. The Company's restaurants are located primarily in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name Garfield's Restaurant & Pub ("Garfield's"), Pepperoni Grill, Garcia's Mexican Restaurants ("Garcia's") and Carlos Murphy's. An analysis of Company-owned and franchised restaurants for the three years in the period ended December 27, 1998, is as follows:

                                               Company        Franchised        Total
                                                 Units           Units          Units
                                             -----------    ------------    -------------
  At December 31, 1995.................               41               8               49
     Units opened......................                8              --                8
     Units closed......................               (3)             --               (3)
     Unit sold.........................               (1)             --               (1)
                                            ------------    ------------    -------------
  At December 29, 1996.................               45               8               53
     Units opened......................                3              --                4
     Units closed......................               (3)             --               (3)
     Units acquired...................                17               2               19
                                            ------------    ------------    -------------
  At December 28, 1997.................               62              10               72
       Units opened....................                3               1                4
       Units closed....................               (1)             --               (1)
       Units acquired..................                1              --                1
       Purchase of franchise units.....                3              (3)               --
       Units sold......................               (4)             --               (4)
                                            ------------    ------------    -------------
  At December 27, 1998.................               64               8               72
                                            ============    ============    =============

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Eateries, Inc. and its wholly-owned subsidiaries, Fiesta Restaurants, Inc., Pepperoni Grill, Inc., O.E., Inc. and Garfield's Management, Inc. All significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

      Certain reclassifications have been made to prior year financial statements to conform to current year presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

FISCAL YEAR

      In 1996, the Company changed its fiscal year to a 52/53 week year ending on the last Sunday in December.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of food and beverages.

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


Buildings..................................         15-30 Years
Furniture and equipment....................          5-15 Years
Leasehold improvements.....................          3-15 Years
Landlord finish-out allowances.............          8-15 Years

ADVERTISING COSTS

      Costs incurred in connection with advertising and marketing of the Company's restaurants are expensed as incurred. Such costs amounted to $2,324,000 in 1998, $1,376,000 in 1997 and $797,000 in 1996.

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

FRANCHISE ACTIVITIES

      The Company franchises the Garfield's and Garcia's concepts to restaurant operators. As of December 27, 1998 and December 28, 1997, eight and ten restaurant units, respectively, were operating under franchise agreements. During 1997, the Company signed an agreement for a new franchised Garfield's location. This location was opened in March 1998. In July 1998, the Company acquired three of its franchised Garfield's. As a result of this transaction, the system now includes six franchised Garfield's. The initial franchise fee paid to the Company is recognized as income when substantially all services have been performed by the franchisor to each franchised location, which is typically when the related restaurant is opened. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $35,000 of initial franchise fees for franchised restaurants during 1998 (none were recognized in 1997 or 1996).

      Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 1998, 1997 and 1996, the Company recognized $323,000, $268,000 and $265,000, respectively, of fees from continuing royalties.

      Garfield's franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $40,000, $41,000, and $41,000, during 1998, 1997 and 1996, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield's concept.

      Franchisee receivables at December 27, 1998 and December 28, 1997 are comprised primarily of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 27, 1998.

CAPITALIZATION OF INTEREST

      Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $35,000, $39,000, and $62,000 of interest costs during 1998, 1997 and 1996, respectively. These costs are included in leasehold improvements in the accompanying balance sheets.

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


NET INCOME PER COMMON SHARE

      In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding for the period plus common stock equivalents. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

      Interest of $409,000, $277,000, and $228,000 was paid for 1998, 1997 and
1996, respectively.

      For 1998, 1997 and 1996, the Company had the following non-cash investing and financing activities.

                                                                                  Fiscal Year
                                                                -----------------------------------------------
                                                                     1998            1997              1996
                                                                -------------    -------------    -------------
Decrease in current receivables
     for landlord finish-out allowances .....................   $     (96,250)   $     (82,616)   $    (559,422)
Decrease in non-current receivables for
     landlord finish-out allowances .........................            --               --           (429,000)
Sales of property and equipment in exchange
     for notes receivable ...................................            --            160,000           95,000
Acquisition of treasury stock upon exercise of
     stock options (Note 10) ................................           8,550           25,000             --
Increase in additional paid-in capital as a result
     of tax benefits from the exercise of
     non-qualified stock options ............................         133,000           37,000           56,000
Asset write-offs related to restaurant
     closures and other disposals ...........................            --             13,334           71,932
Assumption of liabilities related to restaurant acquisition .            --          1,618,773             --
Decrease in goodwill as a result of 1997 acquisition purchase
     accounting adjustments .................................         216,758             --               --

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

      Long-term obligations - The revolving credit agreement and term loan, which represent the material portion of long-term obligations in the accompanying consolidated balance sheets, bear interest at a variable rate, which is adjusted quarterly. Therefore, the carrying values for these borrowings approximate their fair values.

COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, and accordingly, has been adopted by the Company in the year ended December 27, 1998. The Company had no components of comprehensive income other than net income during the years ended December 27, 1998, December 28, 1997, and December 29, 1996. Thus, comprehensive income equals net income for each of these fiscal years.

OTHER NEW ACCOUNTING STANDARDS

      In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's adoption of SFAS 131 did not create any segment reporting requirements.

      In February 1998, the FASB issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of costs associated with those plans. The adoption of SFAS 132 had no impact on the Company's financial position or its results of operations.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amounts capitalized or expensed by the Company for internal-use software projects are not expected to differ materially as a result of SOP 98-1, as the prescribed accounting treatment is consistent with the Company's current accounting policy. SOP 98-1, the effect of which is to be recognized prospectively, is effective for the 1999 financial statements.

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

(3)   RESTAURANT ACQUISITIONS

      In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants, and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operate under the names: Garcia's (10), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,859,000 of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The acquisition has been accounted for under the purchase method.

      The following unaudited pro forma combined information for the years ended December 28, 1997 and December 29, 1996, give effect to the Famous Acquisition as if it had been consummated as of December 30, 1996 and January 1, 1996, respectively:

                                                       (unaudited)
                                                1997                 1996
                                             ------------        ------------
Total revenues                               $92,211,956          $88,583,645
Net income                                     1,549,630              678,932
Net income per common share                         0.40                 0.18
Net income per common share
    assuming dilution                               0.39                 0.17


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

      In March 1998, the Company acquired one additional Garcia's from Famous. In connection with this transaction, Famous paid the Company $70,000 to assume the real estate lease associated with this location and approximately $60,000 to assume certain liabilities related to this location. The liabilities assumed by the Company cannot exceed the amount paid to the Company by Famous. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 27, 1998, and December 28, 1997, assuming that the acquisition had been completed on the first day of each respective fiscal year, would not be materially different than the results reported.

      In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three Garfield's in Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 27, 1998, and December 28, 1997, assuming that the acquisition had been completed on the first day of each respective fiscal year, would not be materially different than the results reported.

(4) RESTAURANT DISPOSITIONS

      In February 1998, the Company sold substantially all of the assets, including real estate, comprising three of the Casa Lupita restaurants (acquired from Famous) to Chevy's, Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt primarily related to the Famous Acquisition. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of approximately $1,000,000. This transaction closed in May 1998. The proceeds from this second transaction were used to pay-down debt.

(5) REAL ESTATE LEASES

      The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2015. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 27, 1998, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:


1999..............................................            $5,176,000
2000..............................................             5,004,000
2001..............................................             4,734,000
2002..............................................             4,163,000
2003..............................................             3,871,000
Thereafter........................................            13,745,000
                                                            ------------
Total minimum rental commitments..................          $ 36,693,000
                                                            ============

      Total minimum rental commitments include $1,455,000 related to one location scheduled for opening in 1999.

      The components of rent expense for noncancellable operating leases are summarized as follows:

                                                   Fiscal Year
                                 ---------------------------------------------
                                      1998           1997            1996
                                 -------------   -------------   -------------
Minimum rents ................   $   5,419,000   $   3,549,000   $   2,912,000
Percentage rents .............         345,000         203,000         211,000
                                 -------------   -------------   -------------
                                 $   5,764,000   $   3,752,000   $   3,123,000
                                 =============   =============   =============

(6) LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                                          December 27,     December 28,
                                                                              1998            1997
                                                                         -------------    -------------
Revolving line of credit with a bank, interest at the three-month London
    Interbank Offered Rates ("LIBOR") plus 1.25%
    (6.625% at December 27, 1998) ....................................   $     750,000    $        --
Term loan  with a bank,  interest  at the  three-month  LIBOR  plus
1.25% (6.500% at December 27, 1998) ..................................       3,095,870        8,631,415

Obligations under capital leases .....................................            --             20,715
                                                                         -------------    -------------
                                                                             3,845,870        8,652,130
Less current portion .................................................        (436,514)      (1,014,715)
                                                                         =============    =============
                                                                         $   3,409,356    $   7,637,415
                                                                         =============    =============



Maturities of long-term obligations at December 27, 1998 are:


          1999.........  $      436,514
          2000.........         465,586
          2001.........         496,595
          2002.........       2,447,175
                         --------------
                         $    3,845,870
                         ==============

         In November 1997, the Company entered into a new loan agreement with a bank. This loan agreement provided for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc. under the Asset Purchase Agreement dated November 14, 1997. The Company's actual borrowings were $8,631,415 under the term loan feature. As of December 27, 1998, there was $750,000 of outstanding borrowings under the revolving line of credit. Interest accrued on outstanding borrowings under both the revolving line of credit and term loan at three-month LIBOR plus 1.25% (6.625% on the revolving line of credit and 6.5% on the term loan as of December 27, 1998), which was reset quarterly. There was no non-use fee related to either facility. The revolving line of credit had a five-year term with final maturity in November 2002. Under the term loan, outstanding principal and interest were payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in November 2002. Borrowings under this loan agreement were secured by all of the Company's real estate. This loan agreement contained, among other things, certain financial covenants and restrictions. As of December 27, 1998, the Company was in compliance with these financial covenants and restrictions.

         In February 1999, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase $1,056,200 shares of the Company's common stock (see Note 10). The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit has a two-year term and initially bears interest at a floating rate of three month LIBOR plus 1.50% (initially 6.5%), which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions.

      In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%.

(7) RELATED PARTY TRANSACTIONS

      An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $593,000 in 1998, $554,000 in 1997, and $168,000 in 1996. A director of the Company is a partner in a law firm that provides legal services to the Company. During 1998, 1997 and 1996, the Company incurred approximately $213,000, $132,000, and $148,000, respectively, in legal services with the firm.

      During 1997 and 1996, the Company also acquired common stock from certain officers and directors (see Note 10).

(8) PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

      In 1996, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Pursuant to SFAS 121, the Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants.
The excess is charged to expense and cannot be reinstated.

      Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1998, 1997 and 1996 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

      During 1998, the Company recorded a $41,000 provision for impairment of long-lived assets related to one restaurant. During 1997, the Company recorded an $85,000 provision for impairment of long-lived assets related to three locations.

(9)   INCOME TAXES

      The provision for income taxes consists of the following (see Note 2):

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Current:
    Federal ......................................   $     --     $     --     $     --
    State ........................................       53,000       20,000         --
                                                     ----------   ----------   ----------
                                                         53,000       20,000         --
                                                     ----------   ----------   ----------

Deferred:
    Federal ......................................      322,000      450,000       44,000
    State ........................................       44,000       99,000       30,000
                                                     ----------   ----------   ----------
                                                        366,000      549,000       74,000
                                                     ----------   ----------   ----------
Provision for income taxes .......................   $  419,000   $  569,000   $   74,000
                                                     ==========   ==========   ==========

         The components of deferred tax assets and liabilities consist of the following:

                                                            December 27,    December 28,
                                                                1998            1997
                                                           -------------   -------------
Deferred tax assets:
    Net operating loss carryforwards ...................   $     976,000   $   1,646,000
    General business tax credits .......................       1,363,000         972,000
    Accrued vacation ...................................          89,000          37,000
    Gift certificate liability .........................          70,000          58,000
    Deferred rent credit ...............................          62,000          61,000
    Other ..............................................          97,000          95,000
                                                           -------------   -------------
       Total deferred tax assets .......................       2,657,000       2,869,000
    Valuation allowance for deferred tax assets ........            --              --
                                                           -------------   -------------
       Total deferred tax assets, net of allowance .....       2,657,000       2,869,000

Deferred tax liabilities:
    Smallwares expensed for tax purposes ...............         529,000         578,000
    Tax depreciation in excess of financial depreciation       1,361,000       1,411,000
    Other ..............................................          52,000          30,000
                                                           -------------   -------------
       Total deferred tax liabilities ..................       1,942,000       2,019,000
                                                           -------------   -------------
    Net deferred tax assets ............................   $     715,000   $     850,000
                                                           =============   =============

      At December 27, 1998, the Company has recorded a benefit for its deferred tax assets of $2,657,000. Management believes that $1,942,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the approximately $1,900,000 in future net income in the next three years necessary to realize the deferred tax assets not otherwise offset by reversing taxable temporary differences. Net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

      A reconciliation of theoretical income taxes follows:

                                                                      Fiscal Year
                                                     --------------------------------------------
                                                         1998            1997            1996
                                                     ------------    ------------    ------------
Expected tax provision at 34% ....................   $    545,000    $    669,000    $    223,000
Permanent differences ............................         27,000          (1,000)         12,100
State tax provisions, net of federal benefit .....         64,000          79,000          19,700
Tax effect of general business tax credits .......       (245,000)       (178,000)       (180,800)
Other, net .......................................         28,000            --              --
                                                     ------------    ------------    ------------
Provision for income taxes .......................   $    419,000    $    569,000    $     74,000
                                                     ============    ============    ============

      The Company estimates that at December 27, 1998, the tax net operating loss carryforward was approximately $2,500,000 (which principally relates to the tax benefit from the exercise of non-qualified stock options, the benefit of which was recognized through paid-in capital) which is available for utilization in various years through 2011.

(10)  STOCKHOLDERS' EQUITY

      The Company has authorized 10,000,000 shares of $.002 par value preferred stock. None of the preferred stock has been issued. The rights, preferences and dividend policy have not been established and are at the discretion of the Company's Board of Directors.

      The Company has authorized 20,000,000 shares of common stock at a par value of $.002 per share. In connection with an offering of common stock in 1993, the Company issued to the underwriters warrants to purchase 67,500 common shares of the Company. The warrants expired on November 22, 1998, with none having been exercised.

      In May 1989, the Company's shareholders approved the Eateries, Inc. Omnibus Equity Compensation Plan ("the Plan"), which was amended in June 1994 by approval of the shareholders. The Plan consolidated the Company's equity based award programs which are described as follows:

DIRECTOR OPTION PLAN

      Non-qualified stock options granted and outstanding include 363,652 director options. Under the Plan, each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2007). Any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2004).

MANAGEMENT OPTIONS

      Non-qualified stock options granted and outstanding include 465,000 management options, which are vested over three- to five-year periods and expire five years from the date vested (last expiring in 2005). A summary of stock option activity under the Plan is as follows:

                                                                                                                      Weighted
                                                                          Number             Exercise Price            Average
                                                                         of Shares             Per Share            Exercise Price
                                                                       ----------      ------------------------    ----------------
Outstanding at December 31, 1995 (of which approximately
   283,000 options are exercisable at weighted average
   prices of $1.65)..............................................         451,656          $ .625  -    $  6.00          $     2.20
Granted..........................................................         495,000           2.625  -      4.375                2.91
Options exercised:
   Director......................................................         (97,163)           .625                               .63
Forfeited........................................................         (20,000)          3.375                              3.38
                                                                       ----------
Outstanding at December 29, 1996 (of which approximately
   362,000 options are exercisable at weighted average
   prices of $2.51)..............................................         829,493            .625  -       6.00                2.77
Granted..........................................................         110,000           2.563  -       3.00                2.76
Options exercised:
   Director......................................................         (53,332)           .625                               .63
    Management...................................................          (6,000)           3.00                              3.00
Forfeited........................................................         (19,000)           3.00                              3.00
                                                                       ----------
Outstanding at December 28, 1997 (of which approximately
   441,000 options are exercisable at weighted average
   prices of $3.02)..............................................         861,161            .625  -       6.00                2.90
Granted..........................................................          75,000           4.938  -      6.875                6.49
Options exercised:
   Director......................................................         (39,999)           .625                               .63
    Management...................................................         (67,500)          2.875  -      4.125                3.46
                                                                       ----------          --------------------          ----------
Outstanding at December 27, 1998 (of which approximately
   528,652 options are exercisable at weighted average
   prices of $3.08)..............................................         828,662          $ 1.00  -    $ 6.875          $     3.29
                                                                       ==========          ====================          ==========



      As of December 27, 1998, the Plan provides for issuance of options up to 2,580,914 shares and has 540,287 shares of common stock reserved for future grant under the Plan.

RESTRICTED MANAGEMENT OPTIONS

      As of December 27, 1998 and December 28, 1997, there were 170,000 and 20,000 restricted stock options (not granted under the Plan), respectively, which had original vesting dates from 1999-2000 and expire five years from the date vested (last expiring in 2008). Certain options include an acceleration feature which allowed for all or a portion of the options to vest in 1996, based on certain performance criteria. Based on these performance criteria, 10,000 of these options vested in 1996. A summary of restricted stock option activity is as follows:



                                                                                                                        Weighted
                                                                         Number              Exercise Price              Average
                                                                        of Shares               Per Share             Exercise Price
                                                                      -----------          --------------------       --------------
 Outstanding at December 31, 1995 (none are exercisable) ........         120,000          $  3.00  -    $3.125          $     3.02
 Forfeited.......................................................        (100,000)            3.00                             3.00
                                                                      -----------
Outstanding at December 28, 1997 and December 29,
    1996 (of which 10,000 options are exercisable at a
    price of $3.13 per option share) ............................          20,000            3.125                       $     3.13
 Granted.........................................................         150,000             6.00                             6.00
                                                                       ----------          --------------------          ----------
Outstanding at December 27, 1998 (of which 10,000 options are
    exercisable at a price of $3.13 per option share) ...............     170,000          $ 3.125  -    $ 6.00          $     5.66
                                                                       ==========          ====================          ==========


EMPLOYEE STOCK PURCHASE PLAN

      In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Employee Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten-year term of the plan (30,000 shares reserved for issuance at December 27, 1998, for the offering period ending on November 30,
1999). During 1998, 1997 and 1996, 17,736, 16,462 and 24,044 shares, respectively, were issued under the Plan.

STOCK BONUS PLAN

      The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 20,961 shares have been issued under the Plan leaving 179,039 shares available for issuance.

TREASURY STOCK TRANSACTIONS

      As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 1998, 1997 and 1996, the Company acquired 1,200, 9,254 and 8,722 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options. (Also see Note 9 regarding the tax benefits from the exercise of stock options.)

PRO FORMA INFORMATION FOR STOCK OPTIONS

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.82%, 6.53% and 5.71%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .44, .38, and .28 and a weighted average expected life of the options of 7.5 years. The weighted average grant date fair value of options issued in 1998, 1997 and 1996 was $3.01, $1.32 and $1.08, respectively.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      1998            1997            1996
                                                 -------------   -------------   -------------
Pro forma net income .........................   $     964,002   $   1,247,622   $     419,269
Pro forma net income per common share ........            0.24            0.32            0.11
Pro forma net income per common share
   assuming dilution .........................            0.23            0.31            0.10

      Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.

STOCK REPURCHASES

      In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. In 1997, the Company purchased 55,100 shares for an aggregate purchase price of approximately $160,000. In 1998, an additional 35,700 shares were repurchased for an aggregate purchase price of approximately $182,000. Subsequent to December 27, 1998, the Company has purchased an additional 35,162 shares for approximately $190,000.

      In February 1999, the Company purchased 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price was financed by the Company through a term loan with a bank (See Note 6).

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

(11) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     1998            1997            1996
                                                 -------------   -------------   -------------
Numerator:
     Net income ..............................   $   1,183,187   $   1,399,208   $     581,499
                                                 =============   =============   =============

Denominator:
     Denominator for basic
      earnings per share-
      weighted average shares
      outstanding ............................       3,941,728       3,868,950       3,836,228

Dilutive effect of nonqualified
     stock options ...........................         235,345         119,066         166,131
                                                 -------------   -------------   -------------

Denominator for diluted
    earnings per share .......................       4,177,073       3,988,016       4,002,359
                                                 =============   =============   =============

Basic earnings per share .....................   $        0.30   $        0.36   $        0.15
                                                 =============   =============   =============

Diluted earnings per share ...................   $        0.28   $        0.35   $        0.15
                                                 =============   =============   =============

      As of December 27, 1998, there were outstanding options and warrants to purchase 227,500 shares of common stock at prices ranging from $6.00 per share to $6.88 per share, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

(12)     CONTINGENCIES

In the ordinary course of business, the Company is subject to legal actions and complaints. In the opinion of management, based in part on the advice of legal counsel, and based on available facts and proceedings to date, the ultimate liability, if any, arising from such legal actions currently pending will not have a material adverse effect on the Company's financial position or future results of operations.


(13)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (In thousands except per share data)

                                                        FIRST        SECOND          THIRD        FOURTH
                                                       QUARTER       QUARTER        QUARTER       QUARTER       ANNUAL
                                                     -----------   -----------    -----------   -----------   -----------
1998:
           Total revenues ........................   $    23,500   $    21,347    $    21,266   $    23,072   $    89,185
           Gross profit ..........................        17,172        15,578         15,433        16,742        64,925
           Net income ............................           534           246              3           400         1,183
           Net income per common share ...........          0.14          0.06           0.00          0.10          0.30
           Net income per common share
               assuming dilution .................          0.13          0.06           0.00          0.10          0.28

1997:
           Total revenues ........................   $    14,203   $    13,709    $    14,735   $    20,895   $    63,542
           Gross profit ..........................        10,121         9,913         10,624        15,043        45,701
           Net income ............................           229            24            225           921         1,399
           Net income per common share ...........          0.06          0.01           0.06          0.24          0.36
           Net income per common share
               assuming dilution .................          0.06          0.01           0.06          0.22          0.35

1996:
           Total revenues ........................   $    12,772   $    13,426    $    13,999   $    16,219   $    56,416
           Gross profit ..........................         8,931         9,350          9,773        11,292        39,346
           Net income (loss) .....................            37          (166)           109           601           581
           Net income (loss) per common share ....          0.01         (0.04)          0.03          0.16          0.15
           Net income (loss) per common
               share assuming dilution ...........          0.01         (0.04)          0.03          0.15          0.15

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER     DESCRIPTION OF DOCUMENT
             ------     -----------------------
                3.1     Amended and Restated Articles of Incorporation. (1)

                3.2     Amendment to the Amended and Restated Articles of
                        Incorporation. (2)

                3.3     Bylaws as amended. (1)

                4.1     Specimen Stock Certificate. (3)

                10.1    Employment Agreement between the Company and Vincent F.
                        Orza, Jr., dated October 1, 1995. (10)

                10.2    Employment Agreement between the Company and James M.
                        Burke, dated October 1, 1995. (10)

                10.3    Employment Agreement between the Company and Bradley L.
                        Grow, dated September 30, 1998.

                10.4    Lease Agreement dated May 1, 1987 (as amended June 30,
                        1990, October 1, 1992 and October 1, 1993) between the
                        Company and Colonial Center, LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)

                10.5    Option Agreement between the Company and Bradley L.
                        Grow, dated September 30, 1998.

                10.8 Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)

                10.10   Form of Franchise Agreement (revised March 1, 1993).(7)

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


               EXHIBIT
               NUMBER   DESCRIPTION OF DOCUMENT
               ------   -----------------------
                10.33   Agreement for Purchase and Sale of Assets and Licenses
                        dated February 26, 1998, among the Company and Chevy's,
                        10.37 Inc. (12)

                10.34   Agreement for purchase and Sale of Assets dated February
                        26, 1998, between the Company and Chevy's, Inc. (12)

                10.36   Stock Put Agreement dated April 2, 1997, by and among
                        Vincent F. Orza, Jr. and the Company.

                10.37   Stock Put Agreement dated April 2, 1997, by and among
                        James M. Burke and the Company.

                10.38 Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners,
                        L.P., Montavilla Partners, L.P. and Microcap Partners
                        L.P. (13)

                10.39   Loan Agreement dated effective February 19, 1999, among
                        Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni
                        Grill, Inc., Garfield's Management, Inc. and Local
                        Federal Bank, F.S.B. (13)

                10.40 Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc.,
                        Fiesta Restaurants, Inc., Pepperoni Grill, Inc. and
                        Garfield's Management, Inc. in favor of Local Federal
                        Bank, F.S.B. (13)

                10.41 Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc.,
                        Fiesta Restaurants, Inc., Pepperoni Grill, Inc., and
                        Garfield's Management, Inc. in favor of Local Federal
                        Bank, F.S.B. (13)

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

                (11)    Filed as exhibit to Registrant's Current Report on Form
                        8-K dated December 8, 1997 (File No. 0-14968) and (13) incorporated herein by reference.

                (12)    Filed as exhibit to Registrant's Current Report on Form
                        8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference. Filed as exhibit to Registrant's Current Report on Form 8-K dated March 3,
                        1999 (File No. 0-14968) and incorporated herein by reference.