Form 10-Q
period 1999-03-28
EATERIES INC
filed 1999-05-12
CIK 796369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended March 28, 1999.

Commission File Number: 0-14968
                        -------------------------------------------------------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Oklahoma                                   73-1230348
----------------------------------------   ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  3240 W. Britton Rd., Ste. 202,
       Oklahoma City, Oklahoma                             73120
----------------------------------------   ------------------------------------
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

[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1999, 2,882,343 common shares, $.002 par value, were outstanding.

                        EATERIES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                                                               Page
                                                                                                               ----

Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  March 28, 1999 (unaudited) and
                  December 27, 1998 ......................................................................       4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended March 28, 1999
                  and March 29, 1998......................................................................       5

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Thirteen weeks ended March 28, 1999
                  and March 29, 1998......................................................................       6

         Notes to Condensed Consolidated Financial
               Statements (unaudited).....................................................................       7

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................................      11


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..............................................................      22

                                     PART I


                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        EATERIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 28,       December 27,
                                                                                        1999             1998
                                                                                    ------------     ------------
                                                                                    (unaudited)

                            ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                                 $  2,472,634     $  1,297,638
          Receivables                                                                  1,224,675        1,121,814
          Deferred income taxes                                                          387,000          387,000
          Inventories                                                                    735,264          833,672
          Other                                                                        2,932,471        2,129,146
                                                                                    ------------     ------------
                 Total current assets                                                  7,752,044        5,769,270
                                                                                    ------------     ------------

PROPERTY AND EQUIPMENT                                                                43,208,577       42,229,238
Less landlord finish-out allowances                                                  (15,615,564)     (15,490,564)

Less accumulated depreciation and
    amortization                                                                     (10,772,052)      (9,971,946)
                                                                                    ------------     ------------
         Net property and equipment                                                   16,820,961       16,766,728
                                                                                    ------------     ------------

DEFERRED INCOME TAXES                                                                    264,000          328,000
GOODWILL                                                                               2,284,046        2,325,417
OTHER ASSETS, net                                                                        629,513          630,426
                                                                                    ------------     ------------
                                                                                    $ 27,750,564     $ 25,819,841
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                          $  3,792,955     $  4,294,032
          Accrued liabilities                                                          4,351,949        4,398,877
          Current portion of long-term
            obligations                                                                  993,489          436,514
                                                                                    ------------     ------------
                  Total current liabilities                                            9,138,393        9,129,423
                                                                                    ------------     ------------

OTHER NONCURRENT LIABILITIES                                                             857,913          830,078
                                                                                    ------------     ------------
LONG-TERM OBLIGATIONS, net of
    current portion                                                                   10,631,542        3,409,356
                                                                                    ------------     ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
          Preferred stock, none issued                                                        --               --
          Common stock                                                                     8,724            8,694
          Additional paid-in capital                                                  10,011,311        9,952,216
          Retained earnings                                                            4,495,412        4,248,487
                                                                                    ------------     ------------
                                                                                      14,515,447       14,209,397
          Treasury stock, at cost, 1,479,677 and 384,015 shares at March 28,
             1999 and December 27, 1998,
             respectively                                                             (7,392,731)      (1,758,413)
                  Total stockholders'
                   equity                                                              7,122,716       12,450,984
                                                                                    ------------     ------------

                                                                                    $ 27,750,564     $ 25,819,841
                                                                                    ============     ============

           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                           Thirteen Weeks Ended
                                                        March 28,       March 29,
                                                          1999            1998
                                                      ------------    ------------

REVENUES:
     Food and beverage sales                          $ 22,904,457    $ 23,132,879
     Franchise fees and royalties                           67,838         106,593
     Other income                                          101,525         260,553
                                                      ------------    ------------
                                                        23,073,820      23,500,025
                                                      ------------    ------------
COSTS AND EXPENSES:
     Costs of sales                                      6,269,749       6,327,769
     Operating expenses                                 13,924,863      13,962,645
     Pre-opening costs                                      99,000         131,000
     General and administrative                          1,440,493       1,451,451
     Depreciation and amortization                         843,040         728,758
     Interest expense                                      145,750         140,130
                                                      ------------    ------------
                                                        22,722,895      22,741,753
                                                      ------------    ------------

INCOME BEFORE INCOME TAXES                                 350,925         758,272

PROVISION FOR INCOME TAXES                                 104,000         224,000
                                                      ------------    ------------

NET INCOME                                            $    246,925    $    534,272
                                                      ============    ============


BASIC EARNINGS PER SHARE                              $       0.07    $       0.14
                                                      ============    ============

DILUTED EARNINGS PER SHARE                            $       0.07    $       0.13
                                                      ============    ============


           See notes to condensed consolidated financial statements.

                        EATERIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Thirteen Weeks Ended
                                                                              March 28,        March 29,
                                                                                1999             1998
                                                                            ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
   Net income                                                               $    246,925     $    534,272
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation & amortization                                             843,040          728,758
         Gain on sale of assets                                                       --             (942)
         Deferred income taxes                                                    80,000          204,000
         (Increase) decrease in:
             Receivables                                                        (104,439)          93,393
             Inventories                                                          98,408          (39,273)
             Other                                                              (803,326)        (288,259)
         Increase (decrease) in:
             Accounts payable                                                    242,897         (857,511)
             Accrued liabilities                                                 (46,927)        (679,065)
             Other noncurrent liabilities                                         27,835            8,681
                                                                            ------------     ------------
Total adjustments                                                                337,488         (830,218)
                                                                            ------------     ------------
   Net cash provided by (used in) operating activities
                                                                                 584,413         (295,946)
                                                                            ------------     ------------

Cash flows from investing activities:
   Capital expenditures                                                         (979,342)      (1,564,086)
   Landlord allowances                                                           125,000          206,250
   Net cash paid for restaurant acquisitions                                          --           (6,329)
   Proceeds from sale of property and equipment                                       --        5,182,341
   Payments received on notes receivable                                           1,579           42,501
   Increase in other assets                                                         (650)         (31,439)
                                                                            ------------     ------------
      Net cash provided by (used in) investing activities
                                                                                (853,413)       3,829,238
                                                                            ------------     ------------

Cash flows from financing activities:
   Payments on long-term obligations                                                  --       (4,864,885)
   Borrowings under long-term obligations                                      5,463,333               --
   Net borrowings under revolving credit agreements                            2,315,829          200,000
   Increase (decrease) in bank overdraft included in accounts payable           (743,973)         534,902
   Repurchase of treasury stock                                               (5,634,318)              --
   Proceeds from exercise of stock options                                        43,125           24,999
                                                                            ------------     ------------
      Net cash provided by (used in) financing activities
                                                                              (1,443,996)      (4,104,984)
                                                                            ------------     ------------

Net increase (decrease) in cash & cash equivalents                             1,174,996         (571,692)
Cash and cash equivalents at beginning of period                               1,297,638        1,331,363
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $  2,472,634     $    759,671
                                                                            ============     ============


           See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                              March 28,      December 27,
                                                1999            1998
                                            ------------    ------------

Franchisees......................           $     64,968    $     73,274
Insurance refunds................                264,984         270,084
Landlord finish-out allowances...                 10,000          10,000
Other............................                884,723         768,456
                                            ------------    ------------
                                            $  1,224,675    $  1,121,814
                                            ============    ============


Accrued liabilities are comprised of the following:

                                              March 28,      December 27,
                                                1999            1998
                                            ------------    ------------

Compensation....................            $  2,223,651    $  2,087,295
Taxes, other than income........                 849,135         888,209
Other...........................               1,279,163       1,423,373
                                            ------------    ------------
                                            $  4,351,949    $  4,398,877
                                            ============    ============

Note 3 - Supplemental Cash Flow Information

For the thirteen-week periods ended March 28, 1999 and March 29, 1998, the Company had the following non-cash investing activity:

                                                                      Thirteen Weeks Ended
                                                                  March 28,         March 29,
                                                                    1999              1998
                                                               --------------    --------------

Net decrease in receivables for landlord finish-out
   allowances                                                  $            -    $      106,250

Increase in additional paid-in capital as a result of tax
   benefits from the exercise of non-qualified stock options           16,000            50,000


Note 4 - Stock Repurchases

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of March 28, 1999, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to March 28, 1999.

In February 1999, the Company purchased 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price was financed by the Company through a term loan with a bank.

Note 5 - Restaurant Acquisitions and Dispositions

In February 1998, the Company sold substantially all of the assets, including real estate, comprising three Casa Lupita restaurants to Chevy's, Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of approximately $1,000,000. This transaction closed in May 1998. The proceeds from this transaction were used to pay-down debt.

In March 1998, the Company acquired a Garcia's Mexican Restaurant from Famous Restaurants, Inc. ("Famous"). In connection with this transaction, Famous paid the Company $70,000 to assume the real estate lease associated with this location and approximately $60,000 to assume certain liabilities related to this location. The liabilities assumed by the Company cannot exceed the amount paid to the Company by Famous.

In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three Garfield's Restaurant & Pub locations in Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen week period ended March 29, 1998, assuming that the acquisition had been made at the beginning of fiscal year 1998, would not be materially different than the results reported.



Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                                               Thirteen Weeks Ended
                                                                          ------------------------------
                                                                             March 28,        March 29,
                                                                               1999             1998
                                                                          -------------    -------------
        Numerator:
              Net income .............................................    $     246,925    $     534,272
                                                                          =============    =============

        Denominator:
              Denominator for basic EPS- weighted average shares
                outstanding
                                                                              3,518,991        3,898,406

              Dilutive effect of nonqualified stock options ..........          206,390
                                                                                                 218,253
                                                                          -------------    -------------

                Denominator for diluted EPS ..........................        3,725,381        4,116,659
                                                                          =============    =============

        Basic EPS ....................................................    $        0.07    $        0.14
                                                                          =============    =============

        Diluted EPS ..................................................    $        0.07    $        0.13
                                                                          =============    =============

Note 7 - New Accounting Standards

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

INTRODUCTION

As of March 28, 1999, the Company owned and operated 65 (48 Garfield's, 14 Garcia's, two Pepperoni Grills and one Carlos Murphy's) and franchised eight (six Garfield's and two Garcia's) restaurants. Subsequent to March 28, 1999, the Company closed one under-performing Garfield's. The Company currently has three new Garfield's in development. As of the date of this report, the entire system includes 72 restaurants of which 64 are Company-owned (47 Garfield's, 14 Garcia's, one Carlos Murphy's, and two Pepperoni Grills) and eight are franchised (six Garfield's and two Garcia's).

In February 1998, the Company sold substantially all of the assets, including real estate, comprising three Casa Lupita restaurants to Chevy's, Inc. ("Chevy's") for a cash price of approximately $5,300,000. The proceeds from this sale were used to pay-down debt. In connection with this transaction, the Company entered into an agreement to sell substantially all of the assets related to one additional Casa Lupita to Chevy's for a price of approximately $1,000,000. This second transaction closed in May 1998.

The decision to sell the four Casa Lupita locations was the result of a plan to consolidate the Company's Mexican food operations and focus on the expansion of Garcia's. During 1998, the Company converted one Carlos Murphy's location to a Garcia's.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                    Thirteen Weeks Ended
                                                  March 28,      March 29,
                                                    1999           1998
                                                 ----------     ----------
Statements of Income Data:
Revenues:
     Food and beverage sales ................          99.3%          98.4%
     Franchise fees and royalties ...........           0.3%           0.5%
     Other income ...........................           0.4%           1.1%
                                                 ----------     ----------
                                                      100.0%         100.0%
Costs and Expenses:
     Costs of sales (1) .....................          27.4%          27.4%
     Operating expenses (1) .................          60.8%          60.4%
     Pre-opening costs (1) ..................           0.4%           0.6%
     General and administrative .............           6.2%           6.2%
     Depreciation and amortization (1) ......           3.7%           3.2%
     Interest expense .......................           0.6%           0.6%
                                                 ----------     ----------
                                                       98.5%          96.8%
                                                 ----------     ----------

Income before income taxes ..................           1.5%           3.2%

Provision for income taxes ..................           0.4%           1.0%
                                                 ----------     ----------

Net income ..................................           1.1%           2.2%
                                                 ==========     ==========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants ....................    $   22,904     $   23,133
     Franchise restaurants ..................         2,217          2,925
                                                 ----------     ----------
          Total .............................    $   25,121     $   26,058
                                                 ==========     ==========
Number of restaurants (at end of period):
     Company restaurants ....................            65             62
     Franchise restaurants ..................             8             11
                                                 ----------     ----------
          Total .............................            73             73
                                                 ==========     ==========

(1) As a percentage of food and beverage sales.


RESULTS OF OPERATIONS

For the quarter ended March 28, 1999, the Company recorded net income of $247,000 ($0.07 per common share; $0.07 per common share assuming dilution) on revenues of $23,074,000. This compares to net income of $534,000 ($0.14 per common share; $0.13 per common share assuming dilution) for the quarter ended March 29, 1998 on revenues of $23,500,000.

REVENUES

Company revenues for the quarter ended March 28, 1999 decreased 2% versus the revenues reported for the same period in 1998. This decrease is primarily attributable to the sale of four Casa Lupita locations in February and May 1998. The number of Company restaurants operating at the end of each quarter and the number of operating months during that quarter are as follows:

                                   Number
           Period                    of                   Number of                    Average Monthly
           Ended                  Units Open           Operating Months                 Sales Per Unit
---------------------------    ---------------    -------------------------     -----------------------------
Garfield's (1)
  March 28, 1999                            50                          150                          $109,000
  March 29, 1998                            46                          136                           113,300

Garcia's (2)
  March 28, 1999                            14                           41                          $159,600
  March 29, 1998                            16                           48                           161,000

(1)  Includes Pepperoni Grill.

(2) Includes Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at BankOne Ball Park in Phoenix, Arizona.

Average monthly sales per unit for Garfield's decreased by $4,300 or 3.8% during the first quarter of 1999 versus 1998. This decrease is primarily attributable to increased competition in certain markets, partially offset by increased sales in other markets.

Average monthly sales per unit for Garcia's decreased by $1,400 or 0.9%. This decrease is primarily due to sales decreases in the Phoenix, Arizona market resulting from a vendor contaminated food product problem and the related negative publicity.

Franchise fees and continuing royalties decreased to $68,000 during the quarter ended March 28, 1999, versus $107,000 during the quarter ended March 29, 1998. This decrease is primarily due to the recognition of the initial franchise fee related to the opening of a new franchised Garfield's during the first quarter of 1998. No new franchised restaurants were opened during the quarter ended March 28, 1999.

Other income for the quarter ended March 28, 1999 was $102,000 as compared to the previous year's amount of $261,000. During the first quarter of 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for the quarter ended March 29, 1998.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                              Thirteen Weeks Ended
                                            -------------------------
                                             March 29,      March 29,
                                               1999           1998
                                            ----------     ----------
               Garfield's (1):
                 Costs of sales ........          27.9%          28.3%

                 Labor costs ...........          28.3%          28.5%
                                            ----------     ----------

                   Total ...............          56.2%          56.8%
                                            ==========     ==========

               Garcia's (2):
                 Costs of sales ........          26.0%          25.4%

                 Labor costs ...........          28.3%          29.6%
                                            ----------     ----------

                   Total ...............          54.3%          55.0%
                                            ==========     ==========

               Total Company:
                 Costs of sales ........          27.4%          27.4%

                 Labor costs ...........          28.3%          28.9%
                                            ----------     ----------

                   Total ...............          55.7%          56.3%
                                            ==========     ==========

               (1)  Includes Pepperoni Grill.

               (2)  Includes Carlos Murphy's and Casa Lupita.

Costs of sales as a percentage of food and beverage sales for Garfield's decreased to 27.9% in the quarter ended March 28, 1999 versus 28.3% in the quarter ended March 29, 1998. This decrease primarily relates to continued menu development, increased vendor rebates and continued improvements in store-level food and beverage cost controls.

Garcia's costs of sales as a percentage of food and beverage sales increased to 26.0% in the quarter ended March 28, 1999 versus 25.4% in the quarter ended March 29, 1998.

Labor costs for Garfield's decreased to 28.3% of food and beverage sales during the quarter ended March 28, 1999, versus 28.5% during the 1998 comparable period.

Garcia's labor costs decreased to 28.3% of food and beverage sales during the quarter ended March 28, 1999, versus 29.6% in the quarter ended March 29, 1998.

For the quarter ended March 28, 1999, operating expenses as a percentage of food and beverage sales increased to 60.8% from 60.4% in the quarter ended March 29, 1998. This increase principally relates to increased advertising, marketing and occupancy costs during the quarter ended March 28, 1999, partially offset by decreased labor costs in Garfield's and Garcia's.

Restaurant pre-opening costs, which are expensed as incurred, were $99,000 in the quarter ended March 28, 1999 (0.4% of food and beverage sales) versus $131,000 (0.6% of food and beverage sales) in the comparable period in 1998. One restaurant was opened in the first quarter of both 1998 and 1999.

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development. However, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs to be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-5 did not have a material effect on the Company's financial position or the results of its operations, as the prescribed accounting treatment is consistent with the Company's existing accounting policy regarding pre-opening costs.

During the quarters ended March 28, 1999 and March 29, 1998, general and administrative costs as a percentage of total revenues were 6.2%.

Depreciation and amortization expense increased during the first quarter of 1999 to $843,000 (3.7% of food and beverage sales) compared to $729,000 (3.2% of food and beverage sales) in 1998. The increase primarily relates to the increase in net assets subject to depreciation and amortization in 1999 versus 1998 because of the opening or acquisition of new restaurants, the remodel of existing restaurants, and the installation of new point-of-sale register systems in most Garcia's locations and certain Garfield's locations since March 29, 1998.

Interest expense during the first quarter of 1999 was $146,000 (0.6% of total revenues) versus $140,000 (0.6% of total revenues) in the first quarter of 1998.

INCOME TAXES

The Company's provision for income taxes was $104,000 during the first quarter of 1999 versus $224,000 during 1998. The effective tax rate for the Company during the first quarter of 1999 was 29.6% versus 29.5% during the previous year's first quarter.

EARNINGS PER SHARE AMOUNTS

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,518,991 and 3,898,406 in the quarters ended March 28, 1999 and March 29, 1998, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 3,725,381 and 4,116,659 for the quarters ended March 28, 1999 and March 29, 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1999, the Company's current ratio was 0.85 to 1 compared to 0.63 to 1 at December 27, 1998. The Company's working capital was $(1,386,000) at March 28, 1999 versus $(3,360,000) at December 27, 1998. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the quarter ended March 28, 1999, the Company had net cash provided by operating activities of $584,000 as compared to net cash used in operating activities of $(296,000) during the comparable 1998 period.

The Company plans to open up to six units during 1999 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1999.

In November 1997, the Company entered into a loan agreement with a bank. This loan agreement provided for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc., under the Asset Purchase Agreement dated November 14, 1997. In February 1999, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of March 28, 199, the Company had outstanding borrowings of approximately $8,559,000 under the term loan feature and approximately $3,066,000 of outstanding borrowings under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.50% (6.50% as of March 28, 1999). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit has a two-year term with final maturity in February 2001. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is three-month LIBOR plus 1.25% and the maximum floating rate is three-month LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of March 28, 1999, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to March 28, 1999.

In February 1999, the Company purchased 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price of these shares were financed through a term loan with a bank (described above).

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

         As of March 28, 1999, the Company is in excess of 70% complete on the modification and remediation of existing software and hardware. Completion of modification and remediation is expected by May 31, 1999. Testing of these systems is expected to be complete by June 30, 1999. These internal systems relate primarily to financial and management information systems.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibit 27.1 - Financial Data Schedule.

          A Form 8-K was filed on March 3, 1999, with the Securities and Exchange Commission ("SEC") regarding the Registrant's purchase of 1,056,200 shares of its outstanding common stock and the related financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date:  May 10, 1999                  By: /s/ BRADLEY L. GROW
                                         ---------------------------------
                                         Bradley L. Grow
                                         Vice President
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
 27.1           Financial Data Schedule.