Form 10-Q
period 1999-06-27
EATERIES INC
filed 1999-08-11
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended June 27, 1999.

Commission File Number: 0-14968
                       ---------------------------------------------------------

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Oklahoma                                   73-1230348
-------------------------------------------   ----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

            1220 S. Santa Fe Ave.
               Edmond, Oklahoma                           73003
-------------------------------------------   ----------------------------------
   (Address of principal executive offices)             (Zip Code)

                                 (405) 705-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 1999, 2,996,876 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  June 27, 1999 (unaudited) and
                  December 27, 1998..........................................................      4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended June 27, 1999
                  and June 28, 1998..........................................................      5

                  Twenty-six weeks ended June 27, 1999
                  and June 28, 1998..........................................................      6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Twenty-six weeks ended June 27, 1999
                  and June 28, 1998..........................................................      7

         Notes to Condensed Consolidated Financial
               Statements (unaudited)........................................................      8

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.................................................................      13


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................................      23

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 27,        December 27,
                                                                         1999             1998
                                                                     ------------      ------------
                                                                     (unaudited)
                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................     $  1,898,568      $  1,297,638

     Receivables ...............................................        1,395,470         1,121,814
     Deferred income taxes .....................................          387,000           387,000
     Inventories ...............................................          780,614           833,672
     Other .....................................................        2,304,480         2,129,146
                                                                     ------------      ------------
         Total current assets ..................................        6,766,132         5,769,270
                                                                     ------------      ------------
PROPERTY AND EQUIPMENT .........................................       44,689,167        42,229,238
Less landlord finish-out allowances ............................      (15,723,305)      (15,490,564)
Less accumulated depreciation and
     amortization ..............................................      (11,509,156)       (9,971,946)
                                                                     ------------      ------------
         Net property and equipment ............................       17,456,706        16,766,728
                                                                     ------------      ------------
DEFERRED INCOME TAXES ..........................................          397,746           328,000
GOODWILL, net ..................................................        2,781,468         2,325,417
OTHER ASSETS, net ..............................................          617,541           630,426
                                                                     ------------      ------------
                                                                     $ 28,019,593      $ 25,819,841
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..........................................     $  3,709,594      $  4,294,032
     Accrued liabilities .......................................        4,864,739         4,398,877

     Current portion of long-term
         obligations ...........................................        1,228,571           436,514
                                                                     ------------      ------------
             Total current liabilities .........................        9,802,904         9,129,423
                                                                     ------------      ------------
OTHER NONCURRENT LIABILITIES ...................................          959,996           830,078
                                                                     ------------      ------------
LONG-TERM OBLIGATIONS, net of
     current portion ...........................................       10,056,172         3,409,356
                                                                     ------------      ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued ..............................                                 --
     Common stock ..............................................            8,755             8,694

     Additional paid-in capital ................................       10,040,535         9,952,216
     Retained earnings .........................................        4,047,952         4,248,487
                                                                     ------------      ------------
                                                                       14,097,242        14,209,397
     Treasury stock, at cost,
         1,380,399 and 384,015 shares
         at June 27, 1999 and
         December 27, 1998, respectively .......................       (6,896,721)       (1,758,413)
                                                                     ------------      ------------
             Total stockholders' equity ........................        7,200,521        12,450,984
                                                                     ------------      ------------
                                                                     $ 28,019,593      $ 25,819,841
                                                                     ============      ============

            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                  Thirteen Weeks Ended
                                                June 27,         June 28,
                                                 1999              1998
                                             ------------      ------------
REVENUES:
     Food and beverage sales ...........     $ 22,714,590      $ 21,116,465
     Franchise fees and royalties ......           68,369           105,983
     Other income ......................          104,363           124,950
                                             ------------      ------------
                                               22,887,322        21,347,398
                                             ------------      ------------
COSTS AND EXPENSES:
     Costs of sales ....................        6,261,509         5,769,386
     Operating expenses ................       14,338,364        13,001,371
     Pre-opening costs .................          183,000           139,000
     General and administrative ........        1,473,952         1,326,607
     Depreciation and amortization .....          878,932           696,982
     Interest expense ..................          207,464            64,973
                                             ------------      ------------
                                               23,343,221        20,998,319
                                             ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES ......         (455,899)          349,079

PROVISION FOR INCOME TAXES .............         (119,746)          103,000
                                             ------------      ------------

NET INCOME (LOSS) ......................     $   (336,153)     $    246,079
                                             ============      ============

 NET INCOME (LOSS) PER COMMON SHARE ....     $       (.11)     $       0.06
                                             ============      ============

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ....................     $        N/A      $       0.06
                                             ============      ============


           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    Twenty-six Weeks Ended
                                                  June 27,          June 28,
                                                    1999              1998
                                                ------------      ------------
REVENUES:
     Food and beverage sales ..............     $ 45,619,047      $ 44,249,343
     Franchise fees and royalties .........          136,207           212,576
     Other income .........................          205,888           385,503
                                                ------------      ------------
                                                  45,961,142        44,847,422
                                                ------------      ------------
COSTS AND EXPENSES:
     Costs of sales .......................       12,531,258        12,097,155
     Operating expenses ...................       28,263,226        26,964,016
     Pre-opening costs ....................          282,000           270,000
     General and administrative ...........        2,914,445         2,778,058
     Depreciation and amortization ........        1,721,972         1,425,740
     Interest expense .....................          353,214           205,103
                                                ------------      ------------
                                                  46,066,115        43,740,072
                                                ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES .........         (104,973)        1,107,350

PROVISION FOR INCOME TAXES ................          (15,746)          327,000
                                                ------------      ------------

NET INCOME (LOSS) .........................     $    (89,227)     $    780,350
                                                ============      ============

NET INCOME (LOSS) PER COMMON SHARE ........     $       (.03)     $       0.20
                                                ============      ============

 NET INCOME PER COMMON SHARE
  ASSUMING DILUTION .......................     $        N/A      $       0.19
                                                ============      ============

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Twenty-six Weeks Ended
                                                                       June 27,         June 28,
                                                                         1999             1998
                                                                      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net income (Loss) ...........................................     $   (89,227)     $   780,350
    Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation & amortization ........................       1,721,972        1,425,740
             Gain on sale of assets .............................              --               --
             Common stock bonuses ...............................              --               --
             Deferred income taxes ..............................         (39,746)         307,000
             (Increase) decrease in:
                   Receivables ..................................        (273,852)         288,162
                   Inventories ..................................          89,681          (41,493)
                   Other ........................................         (18,786)        (219,157)
             Increase (decrease) in:
                   Accounts payable .............................        (756,928)      (1,232,714)
                   Accrued liabilities ..........................         382,501         (186,760)
                   Other noncurrent liabilities .................         116,451           22,664
                                                                      -----------      -----------
                       Total adjustments ........................       1,221,293          363,442
                                                                      -----------      -----------
Net cash provided by operating activities .......................       1,132,066        1,143,792
                                                                      -----------      -----------
Cash flows from investing activities:
    Capital expenditures ........................................      (2,226,322)      (3,229,744)
    Landlord allowances .........................................         232,741          511,250
    Net cash paid for restaurant acquisitions ...................        (673,890)        (143,956)
    Proceeds from sale of property and equipment ................              --        6,152,393
    Payments received on notes receivable .......................           2,763           45,862
    (Increase) decrease in other assets .........................         (81,063)            (338)
                                                                      -----------      -----------
Net cash provided by (used in) investing activities
                                                                       (2,745,771)       3,335,467
                                                                      -----------      -----------
Cash flows from financing activities:
   Payments on long-term obligations ............................        (307,462)      (5,207,049)
     Net borrowing on long-term obligations .....................       5,463,333               --
     Borrowings under note payable ..............................       2,250,000               --
     Net borrowings under revolving credit agreement ............         384,702        1,300,000
     Decrease in bank overdraft included in accounts payable ....              --         (566,981)
     Proceeds from sale of common stock .........................              --               --
     Proceeds from exercise of stock options ....................          58,380          221,142
     Acquisition of treasury stock ..............................      (5,634,318)              --
                                                                                       -----------
Net cash provided by (used in) financing activities
                                                                        2,214,635       (4,252,888)
                                                                      -----------      -----------
Net increase (decrease) in cash & cash equivalents ..............         600,930          226,371
Cash and cash equivalents at beginning of period ................       1,297,638        1,331,363
                                                                      -----------      -----------
Cash and cash equivalents at end of period ......................     $ 1,898,568      $ 1,557,734
                                                                      ===========      ===========

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 27, 1999, are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                         June 27,      December 27,
                                           1999            1998
                                        ----------     ------------
Franchisees .......................     $   73,317     $     73,274
Insurance refunds .................        308,557          270,084
Landlord finish-out allowances ....         10,000           10,000
Other .............................      1,003,596          768,456
                                        ----------     ------------

                                        $1,395,470     $  1,121,814
                                        ==========     ============


Accrued liabilities are comprised of the following:

                                         June 27,      December 27,
                                           1999            1998
                                        ----------     ------------

Compensation.......................     $2,266,682     $  2,087,295
Taxes, other than income...........        953,720          888,209
Other..............................      1,644,337        1,423,373
                                        ----------     ------------

                                        $4,864,739     $  4,398,877
                                        ==========     ============

Note 3 - Supplemental Cash Flow Information

Interest of $349,235 and 177,117 was paid for the twenty-six weeks ended June 27, 1999 and June 28, 1998, respectively.

For the twenty-six week periods ended June 27, 1999 and June 28, 1998, the Company had the following non-cash investing and financing activities:

                                            Twenty-six Weeks Ended
                                            June 27,       June 28,
                                              1999          1998
                                            ---------     ---------
Net decrease in receivables for
    landlord finish-out allowances ....            --     $  (1,250)
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options ......        30,000       124,000
Acquisition of treasury stock
    upon exercise of stock options ....            --         8,550
Asset write-offs related to
    restaurant closures ...............        42,352            --
Issuance of treasury stock for
    acquisitions ......................       384,702            --

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of June 27, 1999, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to June 27, 1999.

In February 1999, the Company purchased 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share of an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price was financed by the Company through a term loan with a bank.

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

In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three Garfield's Restaurant & Pub locations in Oklahoma. The lease pertaining to one of the acquired restaurants expired in June 1999 and operations ceased at that location. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen week period ended June 27, 1998, assuming that the acquisition had been made at the beginning of fiscal year 1998, would not be materially different than the results reported.

In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owns and operates Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen week period ended June 27, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

In May 1999, the Company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owns and operates Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen week period ended June 27, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owns and operates Bellini's, a restaurant located in Edmond, Oklahoma. Assuming the acquisition had been made at the beginning of the fiscal year 1999, pro forma operating results for the thirteen week period ended June 27, 1999 would not be materially different than the results reported.

The Company closed one underperforming Garfield's Restaurants during the thirteen week period ended June 27, 1999 located in Shreveport, Louisiana. In addition, the Company did not renew leases and ceased operations at two other Garfield's Restaurants.

Note 6 - Earnings Per Share

The following tables set forth the computation of basic and diluted EPS for the thirteen week and twenty-six week periods ended June 27, 1999, and June 28, 1998:

                                                                      Thirteen Weeks Ended
                                                                  ----------------------------
                                                                   June 27,          June 28,
                                                                     1999             1998
                                                                  -----------      -----------
Numerator:
      Net income (Loss) .....................................     $  (336,153)     $   246,079
                                                                  ===========      ===========

Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding .........................................       2,937,969        3,942,173

      Dilutive effect of nonqualified stock options .........              --          290,844
                                                                  -----------      -----------

        Denominator for diluted EPS .........................       2,937,969        4,233,017
                                                                  ===========      ===========

Basic EPS ...................................................     $      (.11)     $      0.06
                                                                  ===========      ===========

        Diluted EPS..........................................     $       N/A      $      0.06
                                                                  ===========      ===========


                                                                    Twenty-six Weeks Ended
                                                                   June 27,          June 28,
                                                                     1999             1998
                                                                  -----------      -----------
Numerator:
      Net income (Loss) .....................................     $   (89,227)     $   780,350
                                                                  ===========      ===========

Denominator:
      Denominator for basic EPS-
        weighted average shares
        outstanding..........................................       3,228,480        3,920,290

      Dilutive effect of nonqualified
        stock options .......................................              --          254,549
                                                                  -----------      -----------

        Denominator for diluted EPS .........................       3,228,480        4,174,839
                                                                  ===========      ===========

Basic EPS ...................................................     $      (.03)     $      0.20
                                                                  ===========      ===========

Diluted EPS .................................................     $       N/A      $      0.19
                                                                  ===========      ===========

Note 7 -  Related Party Transactions

An affiliate of the Company is providing marketing and advertising services. Total media costs incurred for such services were approximately $747,000 for the twenty-six weeks ended June 27, 1999. A director of the Company is a partner in a law firm that provides legal services to the Company. Total fees incurred for the twenty-six weeks ended June 27, 1999, related to these legal services were approximately $65,000. Certain officers of the Company have an interest in the Company's new corporate office building, with a term of fifteen years. No lease payments were made during the period ended June 27, 1999.

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

INTRODUCTION

As of June 27, 1999, the Company owned and operated 66 (46 Garfield's, 14 Garcia's, two Pepperoni Grills, two Bellini's, one Tommy's Italian-American Restaurant, and one Carlos Murphy's) and six franchised Garfield's and two licensed Garcia's restaurants. The Company currently has three Garfield's Restaurants under construction located in South Carolina, Ohio and Pennsylvania. In addition, the Company is working with a franchisee on the development of a restaurant located in Indiana. The Company currently has three additional new Garfield's in development. As of the date of this report, the entire system includes 74 restaurants of which 66 are Company-owned.

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

In 1999, the Company hired Mr. Larry Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company is currently finalizing a new franchise program and an updated franchise and development agreement for Garfield's Restaurant & Pub. The development agreement is new to the Company and will allow a franchisee to have an exclusive territory in which to build out the Garfield's brand over a specified time period.

The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) will be registered nationally.

The Company has initiated a national advertising campaign seeking prospective franchisees. The intention is to find candidates or organizations who have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and interest in developing and operating multiple casual dining restaurants.

The franchising department will also advertise the Garfield's brand in selected market areas of the country through local newspapers in August and September.

In 1999, the Company hired Marc Buehler as Vice President of Marketing. Mr. Buehler formerly held a similar position with Applebee's. His responsibilities with the Company include a focus around one central theme--enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests' desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. Key priorities for the remainder of 1999 include enhancing brand image along with developing menus that please the customer and improve the company bottom line at the same time.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                       THIRTEEN WEEKS                TWENTY-SIX WEEKS
                                                           ENDED                          ENDED
                                                    June 27,      June 28,        June 27,       June 28,
                                                     1999           1998           1999           1998
                                                   ---------      ---------      ---------      ---------
Statements of Income Data:
Revenues:
     Food and beverage sales .................          99.2%          98.9%          99.3%          98.7%
     Franchise fees and royalties ............           0.3%           0.5%           0.3%           0.5%
     Other income ............................           0.5%           0.6%           0.4%           0.8%
                                                   ---------      ---------      ---------      ---------
                                                       100.0%         100.0%         100.0%         100.0%
Costs and Expenses:
     Costs of sales (1) ......................          27.6%          27.3%          27.5%          27.3%
     Operating expenses(1) ...................          63.1%          61.6%          62.0%          60.9%
     Pre-opening costs (1) ...................           0.8%           0.7%           0.6%           0.6%
     General and administrative ..............           6.4%           6.2%           6.3%           6.2%
     Depreciation and amortization (1) .......           3.9%           3.3%           3.8%           3.2%
     Interest expense ........................           0.9%           0.3%           0.8%           0.5%


Income (loss) before income taxes ............          -2.0%           1.6%          -0.2%           2.5%
Provision for income taxes ...................          -0.5%           0.4%           0.0%           0.7%
                                                   ---------      ---------      ---------      ---------

Net income (loss) ............................          -1.5%           1.2%          -0.2%           1.8%
                                                   =========      =========      =========      =========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants .....................     $  22,715      $  21,116      $  45,619      $  44,249
     Franchise restaurants ...................         2,207          3,036          4,423          5,961
                                                   ---------      ---------      ---------      ---------
         Total ...............................     $  24,922      $  24,152      $  50,042      $  50,210
                                                   =========      =========      =========      =========
Number of restaurants (at end of period):
     Company restaurants .....................            66             62
     Franchise restaurants ...................             8             11
                                                   ---------      ---------
         Total ...............................            74             73
                                                   =========      =========

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended June 27, 1999, the Company recorded a net loss of $(336,153)($.11)per common share; on revenues of $22,887,322. This compares to net income of $246,079 ($0.06 per common share; $0.06 per common share assuming dilution) for the quarter ended June 28, 1998, on revenues of $21,347,398. For the twenty-six weeks ended June 27, 1999, the Company reported a net loss of $(89,227)($.03)per common share; compared to net income of $780,350 ($0.20 per common share; $0.19 per common share assuming dilution) for the twenty-six weeks ended June 28, 1998.

REVENUES

Company revenues for the thirteen and twenty-six week periods ended June 27, 1999, increased 7.2% and 2.5%, respectively, over the revenues reported for the same periods in 1998. The revenue increase relates primarily to increased food and beverage sales during the thirteen and twenty-six week periods in 1999. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                                         Number of                         Average Monthly
                                                      Operating Months                      Sales Per Unit
                                              ---------------------------------    ---------------------------------
       Period               Number of           Thirteen         Twenty-six          Thirteen         Twenty-six
        Ended               Units Open           Weeks              Weeks             Weeks              Weeks
----------------------    ---------------     -------------    ----------------    -------------    ----------------
Garfield's (1)
June 27, 1999........           51                153                303             $107,746          $ 108,365
June 28, 1998........           47                140                276             $106,800          $ 110,000

Garcia's (2)
June 27, 1999........           15                 45                86              $133,765          $ 146,076
June 28, 1998........           15                 46                94              $134,100          $ 147,800

(1)  Includes Pepperoni Grill.
(2) Includes Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at Bank One Ball Park in Phoenix, Arizona.

For the thirteen weeks ended June 27, 1999, average monthly sales per unit for Garfield's increased $946 or 1% versus the quarter ended June 28, 1998. Average monthly sales per unit for Garfield's decreased by $1,635 or 1.5% for the twenty-six weeks ended June 27, 1999 versus the previous year's results.

For the thirteen weeks ended June 27, 1999, average monthly sales per unit for Garcia's decreased $335 or 0.2% versus the quarter ended June 28, 1998. Average monthly sales per unit for Garcia's decreased by $1,724 or 1.1% for the twenty-six weeks ended June 27, 1999 versus the previous year.

Franchise fees and continuing royalties decreased to $136,207 during the twenty-six weeks ended June 27, 1999 versus $212,576 during the twenty-six weeks ended June 28, 1998. This decrease is primarily due to the Company's acquisition of three existing franchised Garfield's, as well as an initial franchise fee related to the opening of a new franchised Garfield's recognized in the first quarter of 1998. No new franchised restaurants were opened during the quarters ended March 28, 1999 and June 27, 1999.

Other income for the twenty-six weeks ended June 27, 1999 was $205,888 as compared to the previous year's amount of $385,503. During the first quarter of 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for the twenty-six weeks ended June 28, 1998.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                           Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                     ---------------------------------      -----------------------------------
                                        June 27,           June 28,             June 27,            June 28,
                                          1999               1998                 1999                1998
                                     --------------     --------------      ---------------      --------------
Garfield's (1):
  Costs of sales...............                28.2%              27.9%                28.1%               28.1%

  Labor costs..................                29.4%              28.3%                28.9%               28.4%
                                     --------------     --------------      ---------------      --------------

    Total....................                  57.6%              56.2%                57.0%               56.5%
                                     ==============     ==============      ===============      ==============

Garcia's (2):
  Cost of sales................                25.9%              26.0%                26.0%               25.7%

  Labor costs..................                30.1%              29.5%                29.1%               29.6%
                                     --------------     --------------      ---------------      --------------

    Total......................                56.0%              55.5%                55.1%               55.3%
                                     ==============     ==============      ===============      ==============

Total Company:
  Cost of sales................                27.6%              27.3%                27.5%               27.3%

  Labor costs..................                29.6%              28.6%                29.0%               28.8%
                                     --------------     --------------      ---------------      --------------

    Total......................                57.2%              55.9%                56.5%               56.1%
                                     ==============     ==============      ===============      ==============

    (1) Includes Pepperoni Grill, Bellini's and Tommy's
    (2) Includes Carlos Murphy's and Casa Lupita.

For the thirteen weeks ended June 27, 1999 depreciation and amortization expense increased to $878,932 (3.9% of food and beverage sales) compared to $696,932 (3.3% of food and beverage sales) in the thirteen weeks ended June 28, 1998. For the twenty-six weeks ended June 27, 1999 depreciation and amortization expense increased to $1,721,972 (3.8% of food and beverage sales) compared to $1,425,740 (3.2% of food and beverage sales) in the twenty-six weeks ended June 28, 1998.

The increase principally relates to the increase in net assets subject to depreciation and amortization in 1999 versus 1998 because of additional restaurants opened or acquired since June 28, 1998 and the remodeling of older restaurants. The difference between the thirteen weeks ended June 27, 1999 and June 28, 1998 was $182,000. This amount equates to $0.06 per share of the total loss for the period. The difference between the twenty-six weeks ended June 27, 1999 and June 28, 1998 was $296,232. This amount equates to $0.09 per share of the year to date results.

For the thirteen weeks ended June 27, 1999 interest expense was $207,464 (.9% of total revenues) versus $64,973 (0.3% of total revenues) for the thirteen weeks ended June 28, 1998. For the twenty-six week period ended June 27, 1999, interest expense increased to $353,214 (.8% of total revenues) from $205,103 (0.5% of total revenues) in the comparable 1998 period. The increase primarily related to the term loan to repurchase stock. The difference between the thirteen weeks ended June 27, 1999 and June 28, 1998 was $142,491. The amount equates to $0.05 per share of the total loss for the period. The difference between the twenty-six weeks ended June 27, 1999 and June 28, 1998 was $148,111. The amount equates to $0.05 per share of the year to date results.

The slight increase in cost of sales percentages for Garfield's during the thirteen and twenty-six week periods ended June 27, 1999 versus the 1998 comparable periods relates to continued menu development and certain promotions.

Labor costs for Garfield's increased to 29.4% from 28.3% for the 13 weeks in the period this year versus the same period last year and to 28.9% of food and beverage sales during the twenty-six weeks ended June 27, 1999, versus 28.4% during the 1998 comparable period. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation.

For the thirteen weeks ended June 27, 1999, operating expenses as a percentage of food and beverage sales increased to 63.1% from 61.6% in the thirteen weeks ended June 28, 1998. For the twenty-six weeks ended June 27, 1999, operating expenses increased to 62.0% of food and beverage sales versus 60.9% in the 1998 period. These increases primarily relate to the addition of the Garcia's and Carlos Murphy's which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations. Additionally, the increase in operating expenses as a percentage of food and beverage sales during the twenty-six weeks ended June 27, 1999, is partially attributable to Garfield's increased labor costs for the same period (as previously explained).

Restaurant pre-opening costs, which are expensed as incurred, were $183,000 and $139,000 for the quarters ended June 27, 1999 and June 28, 1998, respectively, and $282,000 and $270,000 for the twenty-six week periods ended June 27, 1999 and June 28, 1998, respectively. Three restaurants were opened in the first half of 1998 while two restaurants were opened in the 1999 period. The Company plans to open three additional restaurants during the second half of 1999 (for a total of five new restaurants in 1999).

Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

During the thirteen and twenty-six week periods ended June 27, 1999 and June 28, 1998, general and administrative costs as a percentage of total revenues increased to 6.4% and 6.3% from 6.2% and 6.2%, respectively. The increase primarily relates to the addition of franchising and marketing personnel as well as costs related to the registration of a Uniformed Franchise Agreement. The higher absolute levels of general and administrative costs from 1998 to 1999 are also related to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

INCOME TAXES

The Company's provision for income taxes was $(15,746)during the first half of 1999 versus $327,000 for the 1998 comparable period. The effective tax rates for the periods ended June 27, 1999 and June 28, 1998, are as follows:

                                                       Thirteen Weeks                    Twenty-Six Weeks
                                             ------------------------------------    --------------------------
                                                 June 27,            June 28,            June 28,             June 27,
                                             -----------------    ----------------    ----------------    -----------------
                                                   1999                1998                1999                 1998
                                             -----------------    ----------------    ----------------    -----------------
     Effective income tax
        rates.............................         26.3%                29.5%               15.0%               29.5%

EARNINGS PER SHARE

Basic earnings per share ("EPS")includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,937,969 and 3,942,173 in the quarters ended June 27, 1999 and June 28, 1998, respectively, and 3,228,480 and 3,920,290 in the twenty-six weeks ended June 27, 1999 and June 28, 1998, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 4,233,017 for the quarter ended June 28, 1998, and 4,174,839 for the twenty-six weeks ended

June 28, 1998. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1998, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard, accordingly no calculation for diluted EPS was presented for the thirteen weeks and twenty-six weeks ended June 27, 1999 since the Company incurred a loss and such calculation would be anti-dilutive.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1999, the Company's current ratio was .69 to 1 compared to 0.63 to 1 at December 27, 1998. The Company's working capital was ($3,036,772) at June 27, 1999 versus ($3,360,153) at December 27, 1998. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the twenty-six weeks ended June 27, 1999, the Company had net cash provided by operating activities of $1,132,066 as compared to net cash provided by operating activities of $1,143,792 during the comparable 1998 period.

The Company plans to open five units (two of which have already been opened as of June 27, 1999) during 1999 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1999.

In November 1997, the Company entered into a loan agreement with a bank. This loan agreement provided for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc., under the Asset Purchase Agreement dated November 14, 1997. In February 1999, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of June 27, 1999, the Company had outstanding borrowings of approximately $3,000,000 of outstanding borrowings under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.50% (6.5487% as of May 21, 1999). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit has a two-year term with final maturity in February 2001. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of June 27, 1999, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000.
No additional shares have been repurchased subsequent to June 27, 1999.

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

As of June 27, 1999, the company is in excess of 90% complete on the modification and remediation of existing software and hardware. Completion of modification and remediation is expected by August 31, 1999. Testing of these systems is expected to be complete by September 15, 1999. These internal systems relate primarily to financial and management information systems.

The Company's non-informational technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. The assessment of these systems has indicated that 90% of the systems are year 2000 compliant. The Company plans to replace the non-compliant point-of-sale systems prior to year end 1999. While the Company believes that 90% of the non-information systems are year 2000 compliant, it plans to continue testing its operating equipment and expects to complete testing by August 31, 1999.

In addition to assessing internal year 2000 compliance, the Company is continuing to gather information pertaining to key third parties conducting business with the Company and their year 2000 compliance status.

The Company's significant third party business partners consists principally of suppliers, banks, and its franchisees. The Company does not have any material or significant systems interfaces with third parties. An initial inventory of significant third parties has been completed and information requests regarding year 2000 compliance have been sent. The company has developed contingency plans for any significant third parties that appear to be year 2000 non-compliant.

The Company is using internal and external sources to review and identify, remediate, test and implement systems for year 2000 readiness. The cost of the year 2000 compliance, excluding internal personnel costs, as of December 26, 1999 are estimated to be approximately $365,000 of which approximately $350,000 are capitalized as equipment and software. The company estimates that an estimated $175,000, exclusive of internal personnel costs, will be spent before December 1999 on year 2000 compliance of which approximately $160,000 is estimated to be capitalized equipment and software.

The Company believes it has in place a plan that will resolve its year 2000 issue in a timely manner. Due to the forward looking nature and lack of historical experience with year 2000 issues, it is difficult to predict with certainty the results of year 2000 compliance issues after December 31, 1999. It is likely, despite the Company's efforts, that there will be disruptions and unexpected business problems during the year 2000. In addition, despite the Company's efforts it may experience unanticipated third party failures, general public infrastructure failures and or failures to successfully conclude its remediation efforts as planned. The Company may be required to utilize manual processing of certain otherwise automated processes primarily related to payroll and cash management. Any of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition, and or cash flows in 1999 and beyond. The amount of potential loss cannot be reasonably estimated at this time.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 27.1 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the thirteen weeks ended June 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EATERIES, INC.
                                            Registrant


Date: August 10, 1999                       By: /s/ BRADLEY L. GROW
                                                -------------------------
                                                Bradley L. Grow
                                                Vice President
                                                Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 EX 27                     Financial Data Statement