Form 10-Q
period 1999-09-26
EATERIES INC
filed 1999-11-10
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Act of 1934 for the Quarterly Period ended
         September 26, 1999.

Commission File Number:  0-14968
                        --------------------------------------------------------

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Oklahoma                                73-1230348
--------------------------------------------   ---------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

        1220 South Santa Fe Avenue,
              Edmond, Oklahoma                           73003
--------------------------------------------   ---------------------------------
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

[X] Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 1999, 2,996,876 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  September 26, 1999 (unaudited) and
                  December 27, 1998.....................................................      4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended September 26, 1999
                  and September 27, 1998................................................      5

                  Thirty-nine weeks ended September 26, 1999
                  and September 27, 1998................................................      6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Thirty-nine weeks ended September 26, 1999
                  and September 27, 1998................................................      7

         Notes to Condensed Consolidated Financial
               Statements (unaudited)...................................................      8

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................................      12


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K............................................      24

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        EATERIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 September 26,      December 27,
                                                      1999             1998
                                                 -------------      ------------
                                                  (unaudited)
                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............     $  1,379,220      $  1,297,638
     Receivables ............................        1,293,129         1,121,814
     Deferred income taxes ..................          387,000           387,000
     Inventories ............................          791,797           833,672
     Other ..................................        2,236,046         2,129,146
                                                  ------------      ------------
         Total current assets ...............        6,087,192         5,769,270
                                                  ------------      ------------

PROPERTY AND EQUIPMENT ......................       46,590,053        42,229,238
Less landlord finish-out allowances .........      (16,150,505)      (15,490,564)
Less accumulated depreciation and
     amortization ...........................      (12,349,458)       (9,971,946)
                                                  ------------      ------------
         Net property and equipment .........       18,090,090        16,766,728
                                                  ------------      ------------

DEFERRED INCOME TAXES .......................        1,067,171           328,000
GOODWILL, net ...............................        2,766,703         2,325,417
OTHER ASSETS, net ...........................          617,586           630,426
                                                  ------------      ------------
                                                  $ 28,628,742      $ 25,819,841
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .......................     $  3,485,076      $  4,294,032
     Accrued liabilities ....................        4,715,582         4,398,877
     Current portion of long-term
         obligations ........................        1,228,571           436,514
                                                  ------------      ------------
             Total current liabilities ......        9,429,229         9,129,423
                                                  ------------      ------------

OTHER NONCURRENT LIABILITIES ................          947,351           830,078
                                                  ------------      ------------
LONG-TERM OBLIGATIONS, net of
     current portion ........................       11,570,135         3,409,356
                                                  ------------      ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued ...........               --                --
     Common stock ...........................            8,755             8,694

     Additional paid-in capital .............       10,040,535         9,952,216
     Retained earnings ......................        3,529,459         4,248,487
                                                  ------------      ------------
                                                    13,578,749        14,209,397
     Treasury stock, at cost,
         348,315 and 347,115 shares
         at September 26, 1999 and
         December 27, 1998, respectively ....       (6,896,722)       (1,758,413)
                                                  ------------      ------------

             Total stockholders' equity .....        6,682,027        12,450,984
                                                  ------------      ------------
                                                  $ 28,628,742      $ 25,819,841
                                                  ============      ============

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                 Thirteen Weeks Ended
                                            September 26,     September 27,
                                                1999              1998
                                            -------------     -------------
REVENUES:
     Food and beverage sales ...........     $ 23,072,004      $ 21,080,926
     Franchise fees and royalties ......           68,577            81,983
     Other income ......................           75,870           102,970
                                             ------------      ------------
                                               23,216,451        21,265,879
                                             ------------      ------------
COSTS AND EXPENSES:
     Cost of sales .....................        6,411,761         5,833,133
     Operating expenses ................       14,977,340        13,153,034
     Pre-opening costs .................          342,000           187,000
     General and administrative ........        1,582,892         1,266,629
     Depreciation and amortization .....          884,969           720,797
     Interest expense ..................          205,292            99,882
                                             ------------      ------------
                                               24,404,254        21,260,475
                                             ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES ......       (1,187,803)            5,404

PROVISION (BENEFIT)FOR INCOME TAXES ....         (669,425)            2,000
                                             ------------      ------------

NET INCOME (LOSS) ......................     $   (518,378)     $      3,404
                                             ============      ============

 NET INCOME (LOSS) PER COMMON SHARE ....     $      (0.17)     $       0.00
                                             ============      ============

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ....................     $        N/A      $       0.00
                                             ============      ============





           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                               Thirty-nine Weeks Ended
                                           September 26,     September 27,
                                                1999             1998
                                           -------------     -------------
REVENUES:
     Food and beverage sales ..........     $ 68,691,050      $ 65,330,269
     Franchise fees and royalties .....          204,784           294,559
     Other income .....................          281,759           488,473
                                            ------------      ------------
                                              69,177,593        66,113,301
                                            ------------      ------------
COSTS AND EXPENSES:
     Costs of sales ...................       18,943,019        17,930,288
     Operating expenses ...............       43,240,566        40,117,050
     Pre-opening costs ................          624,000           457,000
     General and administrative .......        4,497,337         4,044,687
     Depreciation and amortization ....        2,606,941         2,146,537
     Interest expense .................          558,506           304,985
                                            ------------      ------------
                                              70,470,369        65,000,547
                                            ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES .....       (1,292,776)        1,112,754

PROVISION (BENEFIT) FOR INCOME TAXES ..         (685,171)          329,000
                                            ------------      ------------

NET INCOME (LOSS) .....................     $   (607,605)     $    783,754
                                            ============      ============

NET INCOME (LOSS) PER COMMON SHARE ....     $      (0.19)     $       0.20
                                            ============      ============

 NET INCOME PER COMMON SHARE
  ASSUMING DILUTION ...................     $        N/A      $       0.19
                                            ============      ============


           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Thirty-nine Weeks Ended
                                                                     September 26,    September 27,
                                                                         1999             1998
                                                                     -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net income (Loss) ...........................................     $  (607,605)     $   783,754
    Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation & amortization ........................       2,606,941        2,146,537
             Gain on sale of assets .............................                               --
             Common stock bonuses ...............................                               --
             Deferred income taxes ..............................        (709,171)         309,000
             (Increase) decrease in:
                   Receivables ..................................        (172,323)         150,440
                   Inventories ..................................          78,498          (93,057)
                   Other ........................................          49,457         (124,796)
             Increase (decrease) in:
                   Accounts payable .............................        (981,446)      (1,629,435)
                   Accrued liabilities ..........................         233,345         (726,014)
                   Other noncurrent liabilities .................         103,806           36,650
                                                                      -----------      -----------
Net cash provided by operating activities .......................         601,502          853,079
                                                                      -----------      -----------
Cash flows from investing activities:
    Capital expenditures ........................................      (4,127,208)      (4,128,915)
    Landlord allowances .........................................         659,941          706,250
    Net cash paid for restaurant acquisitions ...................        (702,154)        (445,486)
    Proceeds from sale of property and equipment ................              --        6,152,393
    Payments received on notes receivable .......................           3,574           72,778
    Decrease (increase) in other assets .........................           8,151             (932)
   Property written off to reserve at cost ......................         (90,822)              --
                                                                      -----------      -----------
Net cash provided by (used in) investing activities .............      (4,248,518)       2,356,088
                                                                      -----------      -----------
Cash flows from financing activities:
     Payments on long-term obligations ..........................        (738,499)      (5,397,803)
     Borrowings under note payable ..............................       5,463,333               --
     Net borrowings under revolving credit agreement ............       4,195,000        2,250,000
     Decrease in bank overdraft included in accounts payable ....              --         (151,801)
     Proceeds from exercise of stock options ....................          58,380          221,142
     Reissue treasury stock for acquisition .....................         384,702               --
     Purchases of treasury stock ................................      (5,634,318)              --
                                                                      -----------      -----------
Net cash provided by (used in) financing activities .............       3,728,598       (3,078,462)
                                                                      -----------      -----------
Net increase (decrease) in cash & cash equivalents ..............          81,582          130,705
Cash and cash equivalents at beginning of period ................       1,297,638        1,331,363
                                                                      -----------      -----------
Cash and cash equivalents at end of period ......................     $ 1,379,220      $ 1,462,068
                                                                      ===========      ===========

            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 26, 1999, are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                                            September 26, 1999    December 27, 1998
                                                            ------------------    -----------------
Franchisees..............................................   $           74,194    $          73,274
Insurance refunds........................................              230,344              270,084
Landlord finish-out allowances...........................               10,000               10,000
Vendor rebates...........................................              561,894              493,107
Other....................................................              416,697              275,349
                                                            ------------------    -----------------
                                                            $        1,293,129    $       1,121,814
                                                            ==================    =================


Accrued liabilities are comprised of the following:

                                                            September 26, 1999    December 27, 1998
                                                            ------------------    -----------------
Compensation............................................    $        2,427,704    $       2,087,295
Taxes, other than income.................................              984,246              888,209
Other....................................................            1,303,632            1,423,373
                                                            ------------------    -----------------
                                                            $        4,715,582    $       4,398,877
                                                            ==================    =================

Note 3 - Supplemental Cash Flow Information

For the thirty-nine week periods ended September 26, 1999 and September 27, 1998, the Company had the following non-cash investing and financing activities:

                                                       Thirty-nine Weeks Ended
                                                    September 26,    September 27,
                                                        1999             1998
                                                    -------------    -------------
Net decrease in receivables for
    landlord finish-out allowances................  $          --    $      (1,250)
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options..................         30,000          124,000
Acquisition of treasury stock
    upon exercise of stock options................             --            8,550
Asset write-offs related to
    restaurant closures...........................         42,352               --
Issuance of treasury stock
    for acquisition...............................        384,702               --

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of September 26, 1999, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to September 26, 1999.

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

In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owned and operated three Garfield's Restaurant & Pub locations in Oklahoma. The lease pertaining to one of the acquired restaurants expired in June 1999 and operations ceased at that location. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, assuming that the acquisition had been made at the beginning of fiscal year 1998, would not be materially different than the results reported.

In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owned and operated Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, assuming that the acquisition had been made at the beginning of fiscal year 1998, would not be materially different than the results reported.

In May 1999, the Company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owned and operated Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, assuming that the acquisition had been made at the beginning of fiscal year 1998, would not be materially different than the results reported.

In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owned and operated Bellini's, a restaurant located in Edmond, Oklahoma. Assuming the acquisition had been made at the beginning of the fiscal year 1998, pro forma operating results for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, would not be materially different than the results reported.

No Company owned restaurants were closed during the thirteen weeks ended September 26, 1999. The Company terminated the lease on one underperforming Garfield's Restaurant during the thirteen week period ended June 27, 1999 located in Shreveport, Louisiana. In addition, the Company did not renew leases and ceased operations at two other Garfield's Restaurants.

Note 6 - Earnings Per Share

The following tables set forth the computation of basic and diluted EPS for the thirteen week and thirty-nine week periods ended September 26, 1999, and September 27, 1998:

                                                                              Thirteen Weeks Ended
                                                                        -------------------------------
                                                                          September 26,   September 27,
                                                                             1999             1998
                                                                        ---------------  --------------
        Numerator:
              Net income (Loss).......................................  $      (518,378) $        3,404
                                                                        ===============  ==============

        Denominator:
              Denominator for basic EPS- weighted average shares
                outstanding...........................................        2,996,876       3,970,969

              Dilutive effect of nonqualified stock options...........               --         215,266
                                                                        ---------------  --------------

                Denominator for diluted EPS...........................        2,996,876       4,186,235
                                                                        ===============  ==============

        Basic EPS.....................................................  $         (0.17) $         0.00
                                                                        ===============  ==============

        Diluted EPS...................................................              N/A  $         0.00
                                                                        ===============  ==============


                                                                            Thirty-Nine Weeks Ended
                                                                        -------------------------------
                                                                          September 26,   September 27,
                                                                             1999             1998
                                                                        ---------------  --------------
        Numerator:
              Net income (Loss).......................................  $      (607,605) $      783,754
                                                                        ===============  ==============

        Denominator:
              Denominator for basic EPS- weighted average shares
                outstanding...........................................        3,151,279       3,937,183

              Dilutive effect of nonqualified stock options...........               --         241,454
                                                                        ---------------  --------------

                Denominator for diluted EPS...........................        3,151,279       4,178,637
                                                                        ===============  ==============

        Basic EPS.....................................................  $         (0.19) $         0.20
                                                                        ===============  ==============

        Diluted EPS...................................................              N/A  $         0.19
                                                                        ===============  ==============

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

INTRODUCTION

As of September 26, 1999, the Company owned and operated 68 (48 Garfield's, 14 Garcia's, two Pepperoni Grills, two Bellini's, one Tommy's Italian-American Restaurant, and one Carlos Murphy's) and six franchised Garfield's and two licensed Garcia's restaurants. The Company currently has one Garfield's Restaurant under construction located in Pennsylvania. In addition, the Company is working with a franchisee on the development of a restaurant located in Indiana. The Company currently has one additional new Garfield's and two additional new Garcia's in development. As of the date of this report, the entire system includes 76 restaurants of which 68 are Company-owned.

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

In 1999, the Company hired Mr. Larry Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company has prepared a new franchise program and an updated franchise and development agreement for Garfield's Restaurant & Pub. The development agreement is new to the Company and will allow a franchisee to have an exclusive territory in which to build out the Garfield's brand over a specified time period.

The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) is currently being registered nationally.

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

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operated.

                                                       THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                               ------------------------------------    ----------------------------------
                                                  September 26,     September 27,        September 26,     September 27,
                                                     1999               1998                1999               1998
                                               -----------------  -----------------    ----------------  ----------------
Statements of Income Data:
Revenues:
     Food and beverage sales.................               99.4%              99.1%               99.3%             98.8%
     Franchise fees and royalties............                0.3%               0.4%                0.3%              0.5%
     Other income............................                0.3%               0.5%                0.4%              0.7%
                                               -----------------  -----------------    ----------------  ----------------
                                                           100.0%             100.0%              100.0%            100.0%
Costs and Expenses:
     Costs of sales(1) ......................               27.8%              27.7%               27.6%             27.4%
     Operating expenses(1) ..................               64.9%              62.4%               62.9%             61.4%
     Pre-opening costs(1) ...................                1.5%               0.9%                0.9%              0.7%
     General and administrative..............                6.9%               6.0%                6.5%              6.1%
     Depreciation and amortization(1) .......                3.8%               3.4%                3.8%              3.3%
     Interest expense........................                0.9%               0.5%                0.8%              0.5%
                                               -----------------  -----------------    ----------------  ----------------
                                                           105.1%             100.0%              101.9%             98.3%
                                               -----------------  -----------------    ----------------  ----------------

Income (Loss) before income taxes............               (5.1)%              0.0%               (1.9)%             1.7%
Provision (Benefit) for income taxes.........               (2.9)%              0.0%               (1.0)%             0.5%
                                               -----------------  -----------------    ----------------  ----------------

Net income (Loss)............................               (2.2)%              0.0%               (0.9)%             1.2%
                                               =================  =================    ================  ================

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants.....................  $          23,072  $          21,081    $         68,691  $         65,330
     Franchise restaurants...................              2,058              2,521               6,481             8,482
                                               -----------------  -----------------    ----------------  ----------------
         Total...............................  $          25,130  $          23,602    $         75,172  $         73,812
                                               =================  =================    ================  ================
Number of restaurants (at end of period):
     Company restaurants.....................                 68                64
     Franchise restaurants...................                  8                 8
                                               ----------------- -----------------
         Total...............................                 76                72
                                               ================= =================

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended September 26, 1999, the Company recorded a net loss of $(518,378)($0.17)per common share; on revenues of $23,216,451. This compares to net income of $3,000 ($0.00 per common share; $0.00 per common share assuming dilution) for the quarter ended September 27, 1998, on revenues of $21,265,879. For the thirty-nine weeks ended September 26, 1999, the Company reported a net loss of $(607,605)($0.19)per common share; compared to net income of $783,754 ($0.20 per common share; $0.19 per common share assuming dilution) for the thirty-nine weeks ended September 27, 1998.

REVENUES

Company revenues for the thirteen and thirty-nine week periods ended September 26, 1999, increased 9.2% and 4.6%, respectively, over the revenues reported for the same periods in 1998. The revenue increase relates primarily to increased food and beverage sales during the thirteen and thirty-nine week periods in 1999. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                                               Number of                         Average Monthly
                                                            Operating Months                      Sales Per Unit
                                                    ---------------------------------    ---------------------------------
          Period                   Number of         Thirteen         Thirty-nine         Thirteen         Thirty-nine
           Ended                  Units Open           Weeks             Weeks              Weeks             Weeks
----------------------------    ----------------    ------------    -----------------    ------------    -----------------
Garfield's (1)
September 26, 1999........            53                156               459             $125,383           $109,190
September 27, 1998........            50                147               423             $105,600           $108,500

Garcia's (2)
September 26, 1999........            15                45                131             $122,436           $137,981
September 27, 1998........            13                40                132             $133,200           $143,800

(1) Includes ROMA Foods, Inc.; which includes Pepperoni Grill's, Bellini's Restaurante's and Tommy's Italian American Grill.

(2) Includes Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the Bank One Ballpark in Phoenix, Arizona.

For the thirteen weeks ended September 26, 1999, average monthly sales per unit for Garfield's increased $19,783 or 18.7% versus the quarter ended September 27, 1998. Average monthly sales per unit for Garfield's increased by $690 or .6% for the thirty-nine weeks ended September 26, 1999 versus the previous year's results.

Franchise fees and continuing royalties decreased to $204,784 during the thirty-nine weeks ended September 26, 1999 versus $294,559 during the thirty-nine weeks ended September 27, 1998. This decrease is primarily due to the Company's acquisition of three existing franchised Garfield's as well as an initial franchise fee related to the opening of a new franchised Garfield's recognized in the first quarter of 1998. No new franchised restaurants were opened during the thirty-nine weeks ended September 26,1999.

Other income for the thirty-nine weeks ended September 26, 1999 was $281,759 as compared to the previous year's amount of $488,473. During the first quarter of 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for the thirty-nine weeks ended September 27, 1998.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                            Thirteen Weeks Ended                           Thirty-nine Weeks Ended
                                ---------------------------------------------    ---------------------------------------------
                                 September 26, 1999      September 27, 1998        September 26, 1999     September 27, 1998
                                --------------------    ---------------------    ---------------------   ---------------------
     Garfield's (1):
       Cost of sales.......                     28.4%                    27.8%                    28.2%                   28.0%

       Labor costs.........                     30.1%                    27.8%                    29.3%                   28.2%
                                --------------------    ---------------------    ---------------------   ---------------------

         Total.............                     58.5%                    55.6%                    57.5%                   56.2%
                                ====================    =====================    =====================   =====================

     Garcia's (2):
       Cost of sales.......                     25.9%                    27.2%                    25.9%                   26.1%

       Labor costs.........                     30.4%                    31.7%                    29.5%                   30.2%
                                --------------------    ---------------------    ---------------------   ---------------------

         Total.............                     56.3%                    58.9%                    55.4%                   56.3%
                                ====================    =====================    =====================   =====================

     Total Company:
       Cost of sales.......                     27.8%                    27.7%                    27.6%                   27.4%

       Labor costs.........                     30.1%                    28.8%                    29.3%                   28.8%
                                --------------------    ---------------------    ---------------------   ---------------------

         Total.............                     57.9%                    56.5%                    56.9%                   56.2%
                                ====================    =====================    =====================   =====================

     (1)  Includes ROMA Foods, Inc.
     (2)  Includes Carlos Murphy's and Casa Lupita.

For the thirteen weeks ended September 26, 1999 depreciation and amortization expense increased to $884,969 (3.8% of food and beverage sales) compared to $720,797 (3.4% of food and beverage sales) in the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended September 26, 1999 depreciation and amortization expense increased to $2,606,941 (3.8% of food and beverage sales) compared to $2,146,537 (3.3% of food and beverage sales) in the thirty-nine weeks ended September 27, 1998.

The increase principally relates to the increase in net assets subject to depreciation and amortization in 1999 versus 1998 because of additional restaurants opened or acquired since September 27, 1998 and the remodeling of older restaurants. The difference between the thirteen weeks ended September 26, 1999 and September 27, 1998 was $164,172. This amount equates to $0.06 per share of the total loss for the period. The difference between the thirty-nine weeks ended September 26, 1999 and September 27, 1998 was $460,404. This amount equates to $0.15 per share of the total loss for the period.

For the thirteen weeks ended September 26, 1999 interest expense was $205,292(.9% of total revenues) versus $99,882 (0.5% of total revenues) for the thirteen weeks ended September 27, 1998. For the thirty-nine week period ended September 26, 1999, interest expense increased to $558,506 (.8% of total revenues) from $304,985 (.5% of total revenues) in the comparable 1998 period. The increase primarily related to the term loan to repurchase stock. The difference between the thirteen weeks ended September 26, 1999 and September 27, 1998 was $105,410. The amount equates to $0.04 per share of the total loss for the period. The difference between the thirty-nine weeks ended September 26, 1999 and September 27, 1998 was $253,521. The amount equates to $0.08 per share of the year to date loss for the period.

The slight increase in cost of sales percentages for Garfield's during the thirteen and thirty-nine week periods ended September 26, 1999 versus the 1998 comparable periods relates to continued menu development and certain promotions.

Labor costs for Garfield's increased to 30.1% from 27.8% for the thirteen weeks in the period this year versus the same period last year and to 29.3% of food and beverage sales during the thirty-nine weeks ended September 26, 1999, versus 28.2% during the 1998 comparable period. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation.

For the thirteen weeks ended September 26, 1999, operating expenses as a percentage of food and beverage sales increased to 64.9% from 62.4% in the thirteen weeks ended September 27, 1998. For the thirty-nine weeks ended September 26, 1999, operating expenses increased to 62.9% of food and beverage sales versus 61.4% in the 1998 period. These increases primarily relate to the addition of the Garcia's and Carlos Murphy's which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations. Additionally, the increase in operating expenses as a percentage of food and beverage sales during the thirty-nine weeks ended September 26, 1999, is partially attributable to Garfield's increased labor costs for the same period (as previously explained).

Restaurant pre-opening costs, which are expensed as incurred, were $342,000 and $187,000 for the thirteen weeks ended September 26, 1999 and September 27, 1998, respectively, and $624,000 and $457,000 for the thirty-nine week periods ended September 26, 1999 and September 27, 1998, respectively.

The Company has opened three new Garfield's and one new Garcia's during the thirty-nine weeks ended September 26, 1999 versus two new Garfield's and one Garcia's during the comparable period in 1998. The Company currently has three under development.

INCOME TAXES

The Company's benefit for income taxes was $(685,171) during the thirty-nine weeks ended September 26, 1999 versus a provision of $329,000 for the 1998 comparable period. The effective tax rates for the periods ended September 26, 1999 and September 27, 1998, are as follows:

                                                              Thirteen Weeks                    Thirty-nine Weeks
                                                       ------------------------------    --------------------------------
                                                           1999             1998             1999               1998
                                                       -------------    -------------    --------------    ---------------
Effective income tax rates........................        56.4%            37.0%             53.0%             29.6%

EARNINGS PER SHARE

Basic earnings per share ("EPS")includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,996,876 and 3,970,969 in the thirteen weeks ended September 26, 1999 and September 27, 1998, respectively, and 3,151,279 and 3,937,183 in the thirty-nine weeks ended September 26, 1999 and September 27, 1998, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 4,186,235 for the quarter ended September 26, 1998, and 4,178,637 for the thirty-nine weeks ended September 27, 1998. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1998, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard, accordingly no calculation for diluted EPS was presented for the thirteen weeks and thirty-nine weeks ended September 26, 1999 since the Company incurred a loss and such calculation would be anti-dilutive.

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

During the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998, general and administrative costs as a percentage of total revenues increased to 6.9% and 6.5% from 6.0% and 6.1%, respectively. The increase primarily relates to the addition of franchising and marketing personnel as well as costs related to the registration of a Uniformed Franchise Agreement. The higher absolute levels of general and administrative costs from 1998 to 1999 are also related to additional personnel costs and related costs of operating the expanding restaurant system. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1999, the Company's current ratio was .65 to 1 compared to .63 to 1 at December 27, 1998. The Company's working capital deficit was $3,342,037 at September 26, 1999 versus $3,360,153 at December 27, 1998. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the thirty-nine weeks ended September 26, 1999, the Company had net cash provided by operating activities of $601,502 compared to $853,079 during the comparable 1998 period.

The Company plans to open five units (four of which have already been opened as of September 26, 1999) during 1999 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 1999.

In November 1997, the Company entered into a loan agreement with a bank. This loan agreement provided for a $6,000,000 revolving line of credit and a term loan in the principal amount not to exceed the lesser of $9,500,000, or the actual acquisition cost of the assets purchased from Famous Restaurants, Inc., under the Asset Purchase Agreement dated November 14, 1997. In February 1999, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of September 26, 1999, the Company had outstanding borrowings of approximately $4,950,000 of outstanding borrowings under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.50% (6.7313% as of September 26, 1999). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit has a two-year term with final maturity in February 2001. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with majority of these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of September 26, 1999, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to September 26, 1999.

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

As of September 26, 1999, the Company has materially completed the modification and remediation of existing software and hardware. Additional testing of these systems is expected to be complete by December 1, 1999. These internal systems relate primarily to financial and management information systems.

The Company's non-informational technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. The assessment of these systems has indicated that materially all of the systems are year 2000 compliant. The Company has replaced the non-compliant point-of-sale systems. While the Company believes that the non-information systems are year 2000 compliant, it plans to continue testing its operating equipment.

In addition to assessing internal year 2000 compliance, the Company is continuing to gather information pertaining to key third parties conducting business with the Company and their year 2000 compliance status.

The Company's significant third party business partners consists principally of suppliers, banks, and its franchisees. The Company does not have any material or significant systems interfaces with third parties. An inventory of significant third parties has been completed and information requests regarding year 2000 compliance have been sent. The company has developed contingency plans for any significant third parties that appear to be year 2000 non-compliant.

The Company is using internal and external sources to review and identify, remediate, test and implement systems for year 2000 readiness. The cost of the year 2000 compliance, excluding internal personnel costs, as of December 26, 1999 are estimated to be approximately $435,000 of which approximately $420,000 are capitalized as equipment and software.

The Company believes the plan in place will resolve its year 2000 issue in a timely manner. Due to the forward looking nature and lack of historical experience with year 2000 issues, it is difficult to predict with certainty the results of year 2000 compliance issues after December 31, 1999. It is likely, despite the Company's efforts, that there will be disruptions and unexpected business problems during the year 2000. In addition, despite the Company's efforts it may experience unanticipated third party failures, general public infrastructure failures and or failures to successfully conclude its remediation efforts as planned. The Company may be required to utilize manual processing of certain otherwise automated processes primarily related to payroll and cash management. Any of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition, and or cash flows in 1999 and beyond. The amount of potential loss cannot be reasonably estimated at this time.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) the Company's Annual Meeting was held on June 22, 1999. The total number of shares of the Company's common stock, $.002 par value, outstanding at April 26, 1999, the record date for the Annual Meeting, was 2,886,643.

    (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition, and all of management's nominees were elected pursuant to the vote of the stockholders as follows:

         Nominee/Elected Director
         ------------------------

         James M. Burke
         Philip Friedman
         Thomas F. Golden
         Larry Kordisch
         Edward D. Orza
         Patricia L. Orza
         Vincent F. Orza, Jr.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit 27.1 - Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the thirteen weeks ended September 26, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: November 9, 1999               By: /s/ BRADLEY L. GROW
                                         -------------------------
                                         Bradley L. Grow
                                         Vice President
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27.1                 Financial Data Schedule