Form 10-K
period 1999-12-26
EATERIES INC
filed 2000-03-24
CIK 796369

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999

                           FILE NO. 0-14968

                            EATERIES, INC.
        (Exact name of registrant as specified in its charter)

           OKLAHOMA                                   73-1230348
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

       1220 SOUTH SANTA FE AVENUE
            EDMOND, OKLAHOMA                             73003
(Address of principal executive offices)               (Zip code)

                            (405) 705-5000
         (Registrant's telephone number, including area code)

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 6, 2000, was $5,413,004. The registrant has assumed that its directors and officers are the only affiliates, for purposes of this calculation. As of March 6, 2000, the registrant had 2,996,876 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Following is a list of annual reports, proxy statements, and Rule 424(b) or (c) prospectuses which are incorporated by reference into the Form 10-K and the Part of the Form 10-K into which the document is incorporated - The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                 EATERIES, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999

                                TABLE OF CONTENTS


PART I                                                                                                 PAGE
                                                                                                       ----
Item 1.    Business.............................................................................         1

Item 2.    Properties...........................................................................         8

Item 3.    Legal Proceedings....................................................................         8

Item 4.    Submission of Matters to a Vote of Security Holders..................................         8

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................         8

Item 6.    Selected Financial Data..............................................................        10

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................        11

Item 8.    Financial Statements and Supplementary Data..........................................        18

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.................................................................        18

PART III

Item 10.   Directors and Executive Officers of the Registrant...................................        19

Item 11.   Executive Compensation...............................................................        19

Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................        19

Item 13.   Certain Relationships and Related Transactions.......................................        19

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................        20

INDEX TO EXHIBITS...............................................................................        20

SIGNATURES .....................................................................................        22

INDEX TO FINANCIAL STATEMENTS...................................................................        23

ITEM 1.           BUSINESS

IN GENERAL

         Eateries, Inc. (the "Company") and its subsidiaries own, operate and franchise restaurants under the names: Garfield's Restaurant & Pub ("Garfield's"), Garcia's Mexican Restaurants ("Garcia's"), Pepperoni Grill, Carlos Murphy's, Bellini's Restorante & Grill (Bellini's) and Tommy's Italian-American Restaurant ("Tommy's"). As of December 26, 1999, the Company owned 69 (49 Garfield's, 14 Garcia's, two Pepperoni Grills, two Bellini's, one Tommy's and one Carlos Murphy's) and franchised nine (seven Garfield's and two Garcia's) restaurants in 26 states.

         The Company opened its first restaurant, a Garfield's, in 1984 in Oklahoma City, Oklahoma. In 1986, the Company completed an initial public offering of its common stock. Prior to 1997, Garfield's was the Company's primary restaurant concept. Garfield's is a family-oriented concept, providing an upscale alternative to traditional fast food. Garfield's are designed to appeal to a divergent customer base that grew up on fast food, but now prefers a more sophisticated menu, the availability of alcoholic beverages, a comfortable ambiance, speed, value and convenience. The concept features a varied selection of moderately priced, high quality food and beverage items with table service dining.

         In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Northern Italian entrees with special emphasis on brick-oven baked pizza.

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

         In 1998, the Company constructed and opened two Garfield's in major regional malls and one Garcia's concession operation at the Bank One Ball Park in Phoenix, Arizona. Additionally, the Company acquired three formerly franchised Garfield's in July 1998. The Company's future expansion of its existing concepts will be primarily focused on Garfield's and Garcia's. In 1999 the Company constructed and opened four Garfield's, one Garcia's and acquired two Bellini's and one Tommy's. The Company expects to add up to eight additional Garfield's and Garcia's restaurants in 2000. The primary expansion emphasis will be on Company-owned rather than franchised restaurants. However, management will visit with qualified, interested parties as potential franchisees. The Company also plans to pursue other acquisitions to further enhance shareholder value.

         The Company's principal offices are located at 1220 South Santa Fe Avenue, Edmond, Oklahoma 73003. Its telephone number is (405) 705-5000.

GARFIELD'S RESTAURANT & PUB

MENU

         Each Garfield's restaurant offers a diverse menu of freshly prepared traditional and innovative entrees, including steak, seafood, chicken, hamburgers, Mexican, Italian, and sandwiches along with a variety of appetizers, salads and desserts. The Company revises menu offerings semi-annually to improve sales. The Company's senior management actively participates in the search for new menu items. Garfield's also offers a separate lower-priced children's menu.

         In an effort to further define the strengths of various mall-based Garfield's, management identified six urban stores as "Garfield's Cafe's" during 1997. These units are located in major urban markets and lack the ability to be marketed due to exorbitant advertising costs. This lack of visibility negatively impacts sales and profitability. Thus, "Garfield's Cafe's" have repositioned menus that offer greater value, lower costs, and a simpler and thus, faster mix of menu selections. Food costs for items in "Cafe" stores are lower than traditional Garfield's. "Cafe" stores also feature specials designed to drive sales and profits. Results of the "Cafe" stores have been encouraging. The Company will continue utilizing this concept in all six original locations.

RESTAURANT LAYOUT

         Historically Garfield's restaurants have been constructed in regional malls in accordance with uniform design specifications and are generally similar in appearance and interior decor. Restaurants are furnished and styled in a colorful motif, highlighting the travels of the Company's namesake, "Casey Garfield", including exhibits, photographs, souvenirs and other travel-related furnishings. Tables are covered with paper and customers are encouraged to doodle with crayons provided at each table. During 1999 a Franchisee opened a new free-standing Garfield's. The Company expects to open a second free-standing prototype Garfield's in the second quarter of 2000.

         The size and shape of Garfield's restaurants vary depending largely upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests. The Company's prototype Garfield's to be constructed in 2000 will approximate 4,500 square feet.

HOURS OF OPERATION

         Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

UNIT ECONOMICS

         Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases restaurant premises in existing free-standing facilities as well AS in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. Total construction costs for a typical Garfield's opened in 1999 and 1998 were approximately $802,000 and $821,000, respectively of which approximately $400,000 and $410,000, respectively, was funded through landlord finish-out allowances, bringing the Company's net investment to approximately $402,000 and $411,000 per unit, respectively. Management believes its unit economics are among the best in the industry.

SITE SELECTION

         All Garfield's restaurants are located in regional shopping malls, primarily in the eastern half of the United States. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The mall site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and near the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes site selection models to evaluate each potential location based upon a multitude of different criteria. Senior management inspects and approves each restaurant site. It takes approximately 18 weeks to complete construction and open a Garfield's.

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garfield's as of December 26, 1999.

                            COMPANY-OWNED RESTAURANTS


                                                   NO. OF
STATE                                               UNITS
-----                                              -------
Alabama .......................................      2
Arkansas ......................................      1
Florida .......................................      3
Georgia .......................................      1
Illinois ......................................      4
Indiana .......................................      4
Kentucky ......................................      1
Michigan ......................................      2
Mississippi ...................................      4
Missouri ......................................      4
New York ......................................      2
North Carolina ................................      2
Ohio ..........................................      3
Oklahoma ......................................      5
Pennsylvania ..................................      1
South Carolina ................................      2
Tennessee .....................................      1
Texas .........................................      2
West Virginia .................................      3
Wisconsin .....................................      2
                                                    --
     Total ....................................     49
                                                    ==


                             FRANCHISED RESTAURANTS


                                          NO. OF
 STATE                                     UNITS
 -----                                    -------
 Colorado...............................     1
 Indiana................................     2
 Iowa...................................     2
 Oklahoma...............................     2
                                             -
      Total.............................     7
                                             =

PEPPERONI GRILL

         The Company purchased the original Pepperoni Grill restaurant, located in Oklahoma City, Oklahoma, in January 1995. Its menu features a variety of Northern Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light foods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is a Tuscan Parmesan black pepper bread that is served with all entrees along with traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass. Subsequently, management decided to open a free-standing Pepperoni Grill in Edmond, Oklahoma, to capitalize on its strong reputation in the Oklahoma City market.

BELLINI'S RESTAURANTS AND TOMMY'S ITALIAN-AMERICAN GRILL

         In May 1999, the Company through its wholly-owned subsidiary, Roma Foods, Inc., acquired substantially all of the assets comprising two Bellini's Restaurants and one Tommy's Italian-American Grill. One of the Bellini's is located in Edmond, Oklahoma while the other two restaurants are located in Oklahoma City. In addition to the restaurants, the Company retained the services of the restaurant's founder Tommy Byrd. Byrd is now the President of the Company's Roma Foods, Inc. subsidiary. Both Bellini's and Tommy's feature Italian cuisine prepared fresh daily. Extensive hand made pasta accentuate the diverse menu. Recognized as Oklahoma City's best restaurants for several years, the addition of these stores solidified Eateries presence in its home market.

GARCIA'S MEXICAN RESTAURANTS

         In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc. ("Fiesta"), acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's
(ten), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,859,000, of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The cash portion of the purchase price was financed through a five-year term loan with a bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a complete description of these loans.

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

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garcia's as of December 26, 1999.


                            COMPANY-OWNED RESTAURANTS

                                                   NO. OF
         STATE                                      UNITS
         -----                                     -------
         Arizona (1)...........................       7
         California............................       2
         Colorado..............................       2
         Florida...............................       1
         Idaho.................................       1
         Utah..................................       1
                                                     --
              Total............................      14
                                                     ==

         (1) Includes one Carlos Murphy's.


                             FRANCHISED RESTAURANTS

                                          NO. OF
 STATE                                     UNITS
 -----                                    -------
 Iowa...................................     1
 Tennessee..............................     1
                                             -
      Total.............................     2
                                             =


RESTAURANT OPERATIONS

MANAGEMENT AND EMPLOYEES

         Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who, in turn, report to the respective divisional vice president of operations for Garfield's, Garcia's and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 52 employees, approximately 72% of who are part-time.

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

ADVERTISING AND MARKETING

         During 1999, the Company hired Marc Buehler as Vice President of Marketing. Mr. Buehler formerly held a similar position with Applebee's.

         Marketing at Eateries Inc. is focused on enhancing the guest experience in all of our concepts. We develop overall concept marketing plans to improve guest satisfaction in the areas of food, value and service. We continue to offer a broad range of products our guests' desire while striving to deliver the food in a fast, friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, we are able to deliver our messages to the guests in the most efficient way. Our restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their individual business. In markets where the Company shares a trade area with a franchisee, advertising cooperatives are utilized to maximize the Company's restaurant's visibility. Franchisees of Garfield's units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising, menu development and point-of-sale material to promote increased sales. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company's restaurants.

RESTAURANT REPORTING

         Financial controls are implemented through the use of computerized cash registers and management information systems. Sales reports and food, beverage and labor cost data are prepared and reviewed weekly for operational control. During 1997, the Company implemented new systems to streamline the flow of sales, payroll and accounts payable information and has continued to enhance these systems in 1999.

MANAGEMENT INFORMATION SYSTEM

         The Company in a concerted effort to enhance its accounting and information systems hired Jaroslav Lajos as Director of Management Information Systems in 1999. Mr. Lajos has completed his class work related to a PhD. in computer science, and is in the process of writing his thesis.

EXPANSION STRATEGY

         The Company intends to open Garfield's restaurants in regional malls and free-standing buildings principally throughout the eastern half of the United States. This expansion strategy is designed to capitalize on the growing trend to include and expand dining and entertainment facilities in regional malls. Management believes this mall-based expansion strategy for Garfield's reduces the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Further, restaurant construction within a mall typically requires a substantially lower investment than construction of a free-standing restaurant. The Company expects to focus its free-standing development on conversions of competitors closed locations

         Management believes there are sufficient additional mall and free-standing locations for its restaurant concepts, particularly as existing malls are expanded and remodeled with a view toward becoming entertainment and dining centers. The Company maintains relationships with several leading mall operators who provide the Company with an ongoing supply of potential mall locations for evaluation. This will not, however, preclude it from searching for other expansion opportunities such as free-standing sites.

         The Company intends to open Garcia's in free-standing sites primarily in its core operating area in and around Phoenix, Arizona and Oklahoma City, Oklahoma. This strategy capitalizes on the strong reputation of the Garcia's concept in the Phoenix area and will allow the Company to expand in the Oklahoma City market where corporate operations are based.

         Subsequent to December 26, 1999, the Company has opened a new Garcia's in Tucson, Arizona, and is currently developing new Garfield's in Butler, Pennsylvania and Hagerstown, Maryland. The Company expects to open up to eight Company-owned Garfield's and Garcia's restaurants in 2000. In addition, management is actively seeking possible merger or acquisition candidates that it believes will add value to the Company. To that end the Company has signed a letter of intent with Pinnacle Restaurant Group LLC to acquire, among other things, ten Harrigan's Restaurants located in Oklahoma, Texas and New Mexico. The Company anticipates this transaction to be completed during the second quarter of 2000.

FRANCHISE OPERATIONS

GENERAL TERMS

         As of December 26, 1999, seven franchised Garfield's were operating pursuant to agreements granted by the Company. The typical Garfield's franchise agreement provides for (i) the payment of an initial franchise fee of up to $35,000 and a monthly continuing royalty fee expressed as a percentage (typically 3% or 4%) of gross sales with a minimum fee of $2,000 to $2,500 per month; (ii) the payment of 1/2% of gross sales to the Garfield's Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term usually ranges from five to ten years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

         As of December 26, 1999, there were two franchised Garcia's restaurants. These franchise agreements provide for the monthly payment of continuing royalties of 1.5% to 2.0% of gross sales.

FUTURE FRANCHISE DEVELOPMENT

         In 1999, the Company hired Laurence Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company finalized a new franchise program and updated franchise and development agreements for Garfield's Restaurant and Pubs. The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) will be registered nationally.

         The Company has elected to emphasize Company restaurant development but is studying the possibility of becoming more aggressive in its franchise development. The Company entered into a new franchise agreement in 1997. As of December 26, 1999 two units have opened under this agreement. The Company has not entered into any additional franchise agreements as of the date of this report.

FRANCHISE REVENUE DATA

     The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated:


                                    1999         1998         1997
                                    ----         ----         ----
Initial franchise fees .......   $   35,000   $   35,000   $     --
Continuing royalties .........      282,000      323,000      268,000
                                 ----------   ----------   ----------
   Total .....................   $  317,000   $  358,000   $  268,000
                                 ==========   ==========   ==========

COMPLIANCE WITH FRANCHISE STANDARDS

         All franchisees are required to operate their restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has the discretion to determine the menu prices to be charged. However, as a practical matter, all franchisees utilize the Company's standardized menu. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company. These standards are addressed in the UFOC agreement and the Company enforces the standards required of franchisees. Such enforcement may result in the closure or non-renewal of certain franchise units, but any such closings or non-renewals are not expected to have a material adverse effect upon the Company's results of operations or financial position.

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

SERVICE MARKS

         "GARFIELD'S", "CASEY GARFIELD'S", "PEPPERONI GRILL", "GARCIA'S", "CASA LUPITA" and "CARLOS MURPHY'S", "BELLINI'S RISTORANTE" AND "TOMMY'S ITALIAN-AMERICAN GRILL" are Company service marks registered with the United States Patent and Trademark Office. The Company pursues any infringement of its marks within the United States and considers its marks to be crucial to the success of its operations.

EMPLOYEES

         As of March 1, 2000, the Company employed 3,659 individuals, of whom 303 were management or administrative personnel (including 249 who were restaurant managers or trainees) and 3,356 were employed in non-management restaurant positions. As of this date, the Company employed 288 persons on a salaried basis and 3,371 persons on an hourly basis. Each restaurant employs an average of 52 people.

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

SEASONALITY

         With 51 of the 69 Company-owned restaurants located in regional malls as of December 26, 1999, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales and profits in the Company's fourth and first fiscal quarters. However, as a result of the 1997 acquisition of 14 free-standing Mexican restaurants from Famous, and the 1999 addition of the three additional ROMA Foods, Inc., the Company's management believes that its revenues and profits on a quarterly basis will be less affected by seasonality in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

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

         Approximately 14% of the Company's food and beverage revenues in 1999 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

         The Company is subject to Federal Trade Commission ("FTC") regulation and state laws that regulate the offer and sale of franchises. The Company may also become subject to state laws that regulate substantive aspects of the franchisers/franchisee relationship. The FTC requires the Company to furnish prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. The Company believes that it is in material compliance with such laws.

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

ITEM 2.           PROPERTIES

         All of the Company's facilities are occupied under leases. The majority of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company's sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:


                                                                          NO. OF
             YEAR LEASE TERM EXPIRES                                    FACILITIES *
             -----------------------                                    ----------
             2000-2001........................................             10
             2002-2003........................................             9
             2004-2005........................................             19
             2006-2007........................................             10
             2008-2009........................................             17
             2010-2011........................................             3
             2012 and beyond..................................             1

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 1999.

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


                                  Low     High
                                  ---     ----
1998
First Quarter ................   $3.38   $6.09
Second Quarter ...............    5.25    9.00
Third Quarter ................    4.06    8.00
Fourth Quarter ...............    4.50    6.13

1999
First Quarter ................   $3.75   $6.31
Second Quarter ...............    3.13    4.16
Third Quarter ................    2.75    4.00
Fourth Quarter ...............    2.03    3.13

2000
First Quarter (to March 6) ...   $2.81   $2.81

         On March 6, 2000, the Company's stock transfer agent reported that the Company's common stock was held by 192 holders of record. However, management believes there are approximately 1,000 beneficial owners of the Company's common stock.

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


                                                           1999            1998            1997            1996            1995
                                                       ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales .........................  $     93,846    $     88,190    $     62,851    $     55,733    $     45,811
    Franchise fees and royalties ....................           319             358             268             265             307
    Other income ....................................           413             637             423             418             482
                                                       ------------    ------------    ------------    ------------    ------------
                                                             94,578          89,185          63,542          56,416          46,600
                                                       ------------    ------------    ------------    ------------    ------------
Costs and Expenses:
    Costs of sales ..................................        25,841          24,261          17,840          17,070          13,968
    Operating expenses ..............................        57,779          53,824          36,795          32,219          26,387
    Pre-opening costs ...............................           691             535             279             726             830
    General and administrative expenses .............         5,968           5,548           4,049           3,666           3,067
    Provision for restaurant closures
      And other disposals ...........................          --              --              --              --               897
    Provision for impairment of long-lived assets ...           300              41              85            --              --
    Depreciation and amortization ...................         3,377           2,964           2,216           1,886           1,337
    Interest expense ................................           776             410             310             194              41
                                                       ------------    ------------    ------------    ------------    ------------
                                                             94,732          87,583          61,574             581             186
                                                       ------------    ------------    ------------    ------------    ------------
Income(loss) before provision (benefit)
    for income taxes ................................          (154)          1,602           1,968             655              73
Provision for (benefit from) income taxes ...........          (116)            419             569              74            (113)
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss) ...................................           (38)   $      1,183    $      1,399    $        581    $        186
                                                       ============    ============    ============    ============    ============

Net INCOME (LOSS) per common share ..................  $      (0.01)   $       0.30    $       0.36    $       0.15    $       0.05
                                                       ============    ============    ============    ============    ============

Net income per common share assuming dilution .......            NA    $       0.28    $       0.35    $       0.15    $       0.05
                                                       ============    ============    ============    ============    ============

Weighted average common shares ......................         3,151           3,942           3,869           3,836           3,723
                                                       ============    ============    ============    ============    ============
Weighted average common shares
    assuming dilution ...............................         3,162           4,177           3,988           4,002           3,834
                                                       ============    ============    ============    ============    ============

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (deficit) .......................  $     (8,320)   $     (3,360)   $     (4,844)   $     (3,456)   $     (1,677)
    Total assets ....................................        31,090          25,820          29,775          18,709          16,596
    Long-term obligations ...........................         9,092           3,409           7,637           1,471           1,249
    Stockholders' equity ............................         7,319          12,451          10,993           9,650           8,912

OTHER DATA:
    Earnings before interest, depreciation
      and taxes (EBITDA) ............................  $      4,000    $      4,977    $      4,493    $      2,736    $      1,451
    System-wide sales ...............................       102,665          98,923          71,133          64,036          53,802

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

INTRODUCTION

         As of December 26, 1999, the Company owned and operated 69 (49 Garfield's, 14 Garcia's, two Pepperoni Grills, two Bellini's Ristorante, one Tommy's Italian-American Grill and one Carlos Murphy's) and franchised nine (seven Garfield's and two Garcia's) restaurants. The Company currently has two Garfield's and one Garcia's in development. As of the date of this report, the entire system includes 69 (49 Garfield's, 15 Garcia's, two Pepperoni Grills, two Bellini's Ristorante, and one Tommy's Italian-American Grill) Company-owned restaurants and eight (seven Garfield's and one Garcia's) franchised restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                                                Fiscal Year
                                                               ---------------------------------------------
                                                                   1999             1998            1997
                                                               ------------     ------------    ------------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales ................................           99.2%            98.9%           98.9%
    Franchise fees and royalties ...........................            0.3              0.4             0.4
    Other income ...........................................            0.5              0.7             0.7
                                                               ------------     ------------    ------------
                                                                      100.0            100.0           100.0
                                                               ------------     ------------    ------------
Costs and Expenses:
    Costs of sales (1) .....................................           27.5             27.5            28.4
    Operating expenses (1) .................................           61.6             61.0            58.5
    Pre-opening costs (1) ..................................            0.7              0.6             0.4
    General and administrative expenses ....................            6.3              6.2             6.4
    Provision for impairment of long-lived assets ..........            0.3              0.0             0.1
    Depreciation and amortization (1) ......................            3.6              3.4             3.5
    Interest expense .......................................            0.8              0.5             0.5
                                                               ------------     ------------    ------------

Income before provision for (benefit from) income taxes ....           (.02)             1.8             3.1
Provision for (benefit from) income taxes ..................           (.01)             0.5             0.9
                                                               ------------     ------------    ------------
NET INCOME (LOSS) ..........................................           (.01)%            1.3%             2.2%
                                                               ============     ============    ============

SELECTED OPERATING DATA:
(Dollars in thousands)
System-wide sales:
   Company restaurants .....................................   $     93,846     $     88,190    $     62,851
   Franchise restaurants ...................................          8,819           10,733           8,282
                                                               ------------     ------------    ------------
      Total ................................................        102,665     $     98,923    $     71,133
                                                               ============     ============    ============
Number of restaurants (at end of period):
   Company restaurants .....................................             69               64              62
   Franchise restaurants ...................................              9                8              10
                                                               ------------     ------------    ------------
      Total ................................................             78               72              72
                                                               ============     ============    ============

(1)   As a percentage of food and beverage sales.

IMPACT OF SEASONALITY

         The concentration of restaurants in regional malls, where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. However, as a result of the acquisition of 17 free-standing Mexican restaurants from Famous and by the three Italian restaurants, the Company's management believes that its revenues and profits will be less affected by seasonality in the future. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 1999, 1998 and 1997.


                                                                            FISCAL QUARTERS
                                                         ------------------------------------------------------
                                                           1ST        2ND         3RD         4TH       ANNUAL
                                                         --------   --------    --------    --------   --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999:
         Revenues ....................................   $ 23,074   $ 22,887    $ 23,216    $ 25,401   $ 94,578
         Net income (loss)............................        247       (336)       (518)        569        (38)
         Net income (loss) per common share ..........        .07       (.11)       (.18)        .19       (.01)
         Net income per common share
              assuming dilution ......................        .07        N/A         N/A         .19        N/A
         Weighted average common shares ..............      3,519      2,938       2,997       2,996      3,151
          Weighted average common
               shares assuming dilution ..............      3,725        N/A         N/A       3,008      3,162
         Pre-opening costs ...........................         99        183         342          67        691
         Number of Company units at
             end of period ...........................         64         66          68          69         69
         Company restaurant operating months .........        191        198         201         207        796
         Sales per Company restaurant
             operating month .........................        120        115         115         122        118

1998:
         Revenues ....................................   $ 23,500   $ 21,347    $ 21,266    $ 23,072   $ 89,185
         Net income ..................................        534        246           3         400      1,183
         Net income per common share .................       0.14       0.06        0.00        0.10       0.30
         Net income per common share
              assuming dilution ......................       0.13       0.06        0.00        0.10       0.28
         Weighted average common shares ..............      3,898      3,942       3,971       3,955      3,942
          Weighted average common
               shares assuming dilution ..............      4,117      4,233       4,186       4,172      4,177
         Pre-opening costs ...........................   $    131   $    139    $    187    $     78   $    535
         Number of Company units at
             end of period ...........................         62         62          64          64         64
         Company restaurant operating months .........        184        186         187         189        746
         Sales per Company restaurant
             operating month .........................   $    126   $    114    $    113    $    121   $    118

1997:
         Revenues ....................................   $ 14,203   $ 13,709    $ 14,735    $ 20,895   $ 63,542
         Net income ..................................        229         24         225         921      1,399
         Net income per common share .................       0.06       0.01        0.06        0.24       0.36
         Net income per common share
              assuming dilution ......................       0.06       0.01        0.06        0.22       0.35
         Weighted average common shares ..............      3,863      3,898       3,858       3,857      3,869
          Weighted average common
               shares assuming dilution ..............      4,006      3,945       3,958       4,044      3,988
         Pre-opening costs ...........................   $     18   $    156    $     92    $     13   $    279
         Number of Company units at
             end of period (1) .......................         43         45          46          62         62
         Company restaurant operating months .........        131        131         135         162        559
         Sales per Company restaurant
             operating month .........................   $    107   $    103    $    108    $    128   $    113

(1) During the fourth quarter of 1997, the Company acquired 17 Mexican restaurants under the names: Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2).

FISCAL YEARS 1999, 1998, AND 1997

RESULTS OF OPERATIONS

         The Company's results of operations for the first three quarters of 1999 continued to be negatively impacted by a sales decline resulting from a vendor contaminated product problem in all five Garcia's locations in the Phoenix, Arizona metropolitan area. Upon discovery, the Company immediately dispatched several crisis management teams to the market, which along with the cooperation of the Maricopa County Health Department minimized the impact. The contaminated product was immediately removed from the menu in all Garcia's locations. No cases of food borne illness were reported outside of the Phoenix market. The Company has adequate insurance coverage in place for the actual and anticipated claims made by customers who became ill as a result of the product contamination. However, at the time that the illnesses occurred, the Company did not have insurance coverage for the loss of business income resulting from the related negative publicity. This coverage has since been added to the Company's insurance portfolio. The Company has retained legal counsel to address the issue of settlement or litigation regarding its loss of revenues, business income and reputation resulting from the vendor contamination. In addition, the Company was adversely impacted by slower sales in its mall-based units in the second and third quarters of 1999. The Company also incurred substantial expenses related to its UFOC (franchise agreement) and the development of a franchise program which should be "one time" expenses in the third and fourth quarters of 1999. During the fourth quarter of 1999, the Company implemented an aggressive advertising campaign system wide and cost cutting measures at all levels, which has resulted in increased sales in its Garfield's and higher levels of controllable profit in Garcia's.

REVENUES

         Revenues for the year ended December 26, 1999, increased 6% over the revenues reported for the year ended December 27, 1998. Revenues in 1998 increased 40% over 1997 levels. The 1999, 1998 and 1997 increases were primarily due to increases in food and beverage sales and the Famous acquisition in 1997.

         The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating month were as follows:


                                                                  1999        1998         1997
                                                                 -------   ----------   ----------
         Garfield's:
         Number of Company restaurants at year end ........           49           48           43
         Number of Company restaurant operating months ....          576          549          509
         Average sales per Company restaurant operating
             Month ........................................      109,600   $  108,500   $  108,400

         Garcia's: (1)
         Number of Company restaurants at year end (4) ....           14           13           17
         Number of Company restaurant operating months ....          176          171           26
         Average sales per Company restaurant operating
             Month ........................................      139,000   $  142,100   $  144,400

         ROMA Foods:(2)
         Number of Company restaurants at year end ........            5            2            2
         Number of Company restaurant operating months ....           44           24           24
         Average sales per Company restaurant operating
             month ........................................      152,500      159,100      166,400

         All Concepts (3):
         Number of Company restaurants at year end ........           68           63           62
         Number of Company restaurant operating months ....          796          744          559
         Average sales per Company restaurant operating
             month ........................................      117,900   $  117,900   $  112,500

(1) Includes Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

(2)  Includes Pepperoni Grill, Bellini's and Tommy's.

(3) Includes Garfield's, Pepperoni Grill, Bellini's, Tommy's, Garcia's, Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

(4) Reflects the sale of four Casa Lupita Restaurants acquired from Famous Restaurant in 1997.


A summary of sales and costs of sales expressed as a percentage of sales are listed below for the fiscal years:


                                         1999        1998        1997
                                        ------      ------      ------
         SALES:
            Food .................       86.0%       85.3%       85.6%
            Beverage .............       14.0%       14.7%       14.4%
                                        -----       -----       -----
               Total .............      100.0%      100.0%      100.0%
                                        =====       =====       =====

         COSTS OF SALES:
            Food .................       28.1%       28.0%       28.7%
            Beverage .............       23.8%       24.8%       26.7%
                                        -----       -----       -----
               Total .............       27.5%       27.5%       28.4%
                                        =====       =====       =====

         Average monthly sales per unit for Garfield's were $109,600 during 1999 compared to $108,500 during 1998. The 1999 per unit monthly sales increased by $1,100 or 1.1% from 1998 levels. Average monthly sales per unit for Garcia's were $139,000 during 1999 versus $142,100 in 1998. Garcia's 1999 and 1998 average monthly sales per unit were negatively impacted by negative publicity related to a vendor contaminated product problem in the Phoenix, Arizona market during the third quarter. As a result of an aggressive television advertising campaign in 1999, average unit volumes in the Phoenix area Garcia's are approaching historical levels.

         Average monthly sales per unit for Garfield's were $108,500 during 1998 compared to $108,400 during 1997. The 1998 per unit monthly sales increased by $100 or .01% from 1997 levels. The increase was primarily due to the introduction of a new menu design, a successful television advertising campaign during the fourth quarter of 1997, the success of continued radio and newspaper advertising and the implementation of a mall employee rewards program in selected locations.

         Continuing royalties were $282,000 in 1999, $323,000 in 1998 and $268,000 in 1997. The decrease in 1999 is a result of the Company's acquisition of three franchised Garfield's restaurants. The increase in 1998 from 1997, is primarily due to the opening of a new franchised Garfield's during the first quarter of 1998, and a full year of royalties being recognized from two franchised Garcia's which joined the system as a result of the Famous Acquisition in November 1997, partially offset by decreased royalties related to three formerly franchised Garfield's which were acquired by the Company in July 1998.

         Other income during 1999 was $413,000 as compared to $638,000 in 1998. During 1998, the Company was paid a fee of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party. Under this agreement, the Company was paid a fee equal to 4% of sales to manage the restaurant for a term of two years. This management agreement termination fee is included in other income for 1998. Other income was $423,000 in 1997.

COSTS AND EXPENSES

         The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:


                                     1999    1998    1997
                                     ----    ----    ----
         Garfield's (1):
            Costs of sales .......   28.2%   28.0%   28.5%
            Labor costs ..........   28.9%   27.9%   27.1%
                                     ----    ----    ----
                 Total ...........   57.1%   55.9%   55.6%
                                     ====    ====    ====

         Garcia's (2):
            Costs of sales .......   25.6%   26.2%   27.2%
            Labor costs ..........   29.7%   30.5%   31.5%
                                     ----    ----    ----
                 Total ...........   55.3%   56.7%   58.7%
                                     ====    ====    ====


         All Concepts (3):
            Costs of sales .......   27.5%   27.5%   28.4%
            Labor costs ..........   29.1%   28.7%   27.3%
                                     ----    ----    ----
                 Total ...........   56.6%   56.2%   55.7%
                                     ====    ====    ====

(1) Includes Pepperoni Grill, Bellini's and Tommy's.

(2) Includes Carlos Murphy's and Casa Lupita.

(3) Includes Garfield's, Garcia's, Pepperoni Grill, Bellini's, Tommy's, Carlos Murphy's and Casa Lupita.


         Garfield's costs of sales as a percentage of food and beverage sales increased in 1999 to 28.2% from 28.0% in 1998 Garcia's costs of sales as a percentage of food and beverage sales decreased to 25.6% in 1999 from 26.2% in 1998 and 26.2% in 1998 from 27.2 in 1997. This decrease is primarily due to the implementation of the Company's purchasing techniques in these restaurants and increased vendor rebates. Garfield's costs of sales as a percentage of food and beverage sales decreased to 28.0% in 1998 compared to 28.5% in 1997, primarily due to continued menu development, increased vendor rebates, and improved store-level food and beverage cost controls.

         Garfield's labor costs as a percentage of food and beverage sales increased in 1999 to 28.9% from 27.9% in 1998. This increase is primarily due to increased kitchen labor and restaurant-level management salaries and incentive compensation. The increase in kitchen labor is primarily due to an increase in the Federal minimum wage in late 1997. Labor costs for Garcia's as a percentage of food and beverage sales decreased to 29.7% in 1999 from 30.5% in 1998. Labor costs for Garfield's increased in 1998 to 27.9% of food and beverage sales compared to 27.1% in 1997

         Operating expenses (which include labor costs) as a percentage of food and beverage sales were 61.6% in 1999, 61.0% in 1998, and 58.5% in 1997. The increase in operating expenses as a percentage of food and beverage sales in 1999 compared to 1998 and 1997 is due primarily to the addition of the Garcia's, Carlos Murphy's and Casa Lupitas which generally have higher labor costs than Garfield's due to more labor intensive kitchen operations. Additionally, the increase from 1997 to 1998 is partially attributable to Garfield's increased labor costs (as previously explained). Were it not for the substantial increase in revenues from 1997-1999, and the corresponding necessity to significantly increase ($948,000 in 1998, $544,800 in 1999) advertising to offset the impact of a vendor related contamination, operating expenses would have declined as a percentage of revenue.

PRE-OPENING COSTS

         The Company expenses pre-opening costs as incurred. During each of the three years in the period ended December 27, 1998, the Company incurred and recognized as expense the following amounts for restaurant pre-opening costs relative to the corresponding number of restaurants opened:



                                                           1999       1998        1997
                                                        ---------   ---------   ---------
         Total pre-opening costs .....................  $ 691,000   $ 535,000   $ 279,000
         Restaurants opened ..........................          5           4           3
         Average pre-opening costs per
             restaurant opened .......................  $ 138,200   $ 133,800   $  93,000
         Total pre-opening costs as a percentage
             of food And beverage sales ..............        0.7%        0.6%        0.4%

         The increase in pre-opening costs reflect delays experienced relative to two new restaurants opened in 1998 and 1999. Management expects future pre-opening costs to be lower.

         Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development. However, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs to be expensed as incurred. SOP 98-5 was effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The adoption of SOP 98-5 did not have a material effect on its financial position or results of operations, as the prescribed accounting treatment is consistent with the Company's current accounting policy regarding pre-opening costs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased as a percentage of total revenues to 6.3% in 1999 from 6.2% in 1998. In 1998, general and administrative expenses decreased from 6.4% in 1997. The higher absolute levels of general and administrative expenses from 1997 to 1999 are related primarily to additional personnel costs and related costs of operating the Company's expanding restaurant group. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

         The Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment, whenever events or circumstances indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

         Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, costs of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1997, 1998 and 1999, as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

         During 1999, the Company recorded a $300,000 provision for impairment of long-lived assets related to four locations. During 1998, the Company recorded a $41,000 provision for impairment of long-lived assets related to one location.

         In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense increased in 1999 to $3,378,000 (3.6% of food and beverage sales) compared to $2,964,000 (3.4% of food and beverage sales) in 1998 and $2,216,000 (3.5% of food and beverage sales) in 1997. The increase in expense in 1999 compared to 1998 is primarily attributable to the increase in net assets subject to depreciation and amortization in 1999 versus 1998 as the result of the Famous Acquisition and the openings and acquisitions of additional restaurants in 1999. The expense increase in 1998 versus 1997 relates principally to the increase in net assets subject to depreciation and amortization because of the opening additional restaurants and the remodeling of existing restaurants.

INTEREST EXPENSE

         Interest expense during each of the three years in the period ended December 26, 1999, was $776,000 in 1999, $410,000 in 1998, and $310,000 in 1997.
Additionally, the Company has capitalized approximately $47,000, $35,000, and $39,000 of interest costs during 1999, 1998 and 1997, respectively. The increase in interest expense in 1999 compared to 1998 is due principally to the Company's purchase of 1,056,200 shares for a total of $5,413,025 in February 1999. The increase in interest expense in 1998 compared to 1997 is attributable to an increase in the

1998 average borrowing balances under the Company's revolving credit agreements and the increase in the Company's long-term debt as a result of the Famous Acquisition.

INCOME TAXES

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which uses an asset and liability approach to accounting for income taxes. The benefit for income taxes was $116,000 in 1999. The provision for income tax was 419,000, $569,000, respectively, for 1998 and 1997.

         At December 26, 1999, the Company has recorded a benefit for its deferred tax assets of approximately $3,453,000. Management believes that $2,083,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $3,600,000 in the future income before provisions for income taxes in the next three years necessary to recognize the deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carry forwards do not begin to expire until 2003 and general business tax credits until 2009. While management of the Company is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or if the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions. Management intends to evaluate the reliability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

NET INCOME PER SHARE AMOUNTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share," which requires the calculation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,941,728 and 3,868,950 in 1998 and 1997, respectively. EPS for 1999 was anti-dilutive. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 3,162,267, 4,177,073, and 3,988,016 in 1999, 1998 and 1997,
respectively. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 26, 1999, the Company's working capital ratio decreased to .40 to 1 compared to 0.63 to 1 at December 27, 1998. As is customary in the restaurant industry, the Company has consistently operated with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For fiscal years 1999, 1998 and 1997, the Company's expenditures for capital improvements were $5,489,000, 5,013,000, and $3,886,000, respectively, which were funded out of cash flows from operating activities of $3,999,000, 2,945,000, and $4,977,000, respectively, landlord finish-out allowances of $814,000, $706,000, and $1,742,000, respectively, and borrowings under the Company's credit agreements. In addition, the Company expended approximately $8,991,000 for the Famous Acquisition in November 1997. The Famous Acquisition was financed primarily through a term loan with a bank (described below).

         During 2000, the Company expects to construct and open up to five new Garfield's and three Garcia's. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 2000.

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

         In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of December 26, 1999, 169,734 shares had been repurchased under this plan for a total purchase price of approximately $770,000. No additional shares have been repurchased subsequent to December 26, 1999.

         In February 1999, the Company's Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. In connection with this transaction, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used for the stock purchase from the Sellers. The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit has a two-year term and initially bears interest at a floating rate of three month LIBOR plus 1.50% (initially 6.5%), which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions.

 YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. The Company estimates that approximately $365,000 was spent to solve the year 2000 issue. The Company experienced no material effects or losses due to this issue.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of the date of this report, the Company has an available revolving line of credit in the amount of $6,000,000, as well as outstanding borrowings under a term loan of approximately $7,515,000. Both loans bear interest at floating rate of three-month LIBOR plus 1.75% (7.85% as of the date of this report). Thus, the Company is exposed to the risk of earnings losses due to increases in three-month LIBOR. To hedge its risk exposure to potential increases in three-month LIBOR, the Company has entered into an interest rate swap agreement with a bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the terms of the Company's credit facilities and interest rate swap agreement.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)  The following documents are filed as part of the report:

     1.  Consolidated Financial Statements:
         Management's Responsibility for Financial Reporting
         Report of Independent Auditors Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998
         Consolidated Statements of Income for each of the three years in the period ended December 26, 1999 Consolidated
         Statements of Stockholders' Equity for each of the three years in the period ended December 26, 1999 Consolidated
         Statements of Cash Flows for each of the three years in the period ended December 26, 1999 Notes to Consolidated
         Financial Statements

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

     3.  Exhibits.

         The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

        Exhibit
         Number               Description of Document
        -------               -----------------------
          3.1    Amended and Restated Articles of Incorporation. (1)
          3.2    Amendment to the Amended and Restated Articles of
                 Incorporation. (2)
          3.3    Bylaws as amended. (1)
          4.1    Specimen Stock Certificate. (3)
          10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated October 1, 1995. (10)
          10.2 Employment Agreement between the Company and James M. Burke, dated October 1, 1995. (10)
          10.3 Employment Agreement between the Company and Bradley L. Grow, dated September 30, 1998. (14)
          10.4 Lease Agreement dated May 1, 1987 (as amended June 30, 1990, October 1, 1992 and October 1, 1993) between the Company and Colonial Center, LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)
          10.5 Option Agreement between the Company and Bradley L. Grow, dated September 30, 1998. (14)
          10.8 Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)
          10.10  Form of Franchise Agreement (revised March 1, 1993).(7)
          10.12 Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr. (5)
          10.13 Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke. (5)
          10.25  Employee Stock Purchase Plan dated June 15, 1994 (8).
          10.26 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (9)
          10.27 Option Agreement between the Company and Vincent F. Orza, Jr., dated January 4, 1996 (10)
          10.28 Option Agreement between the Company and James M. Burke, dated January 4, 1996 (10)
          10.32 Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries. (11)
          10.33 Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy's, Inc. (12)
          10.34 Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy's, Inc. (12)
          10.36  Stock Put Agreement dated April 2, 1997, by and among Vincent
                 F. Orza, Jr. and the Company. (4)
          10.37 Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company. (4)
          10.38 Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners, L.P. and Microcap Partners L.P. (13)
          10.39 Loan Agreement dated effective February 19, 1999, among Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B. (13)
          10.40 Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B. (13)
          10.41 Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B. (13)
          23.1   Consent of Arthur Andersen LLP.
          27.1   Financial Data Schedule.

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

(11) Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.


(12) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.

(13) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 3, 1999 (File No. 0-14968) and incorporated herein by reference.

(14) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (File No. 0-14968) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REGISTRANT:
                                           EATERIES, INC.

    Date: March 23, 2000                   By: /s/ Vincent F. Orza, Jr.
          --------------                      ---------------------------------
                                              Vincent F. Orza, Jr.
                                              President
                                              Chief Executive Officer

    Date: March 23, 2000                   By: /s/ Bradley L. Grow
          --------------                      ---------------------------------
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

    Date: March 23, 2000                   By: /s/ Vincent F. Orza, Jr.
          --------------                      ---------------------------------
                                              Vincent F. Orza, Jr.
                                              Chairman of the Board,
                                              President and Director

    Date: March 23, 2000                   By: /s/ James M. Burke
          --------------                      ---------------------------------
                                              James M. Burke
                                              Assistant Secretary and Director

    Date: March 23, 2000                   By: /s/ Edward D. Orza
          --------------                      ---------------------------------
                                              Edward D. Orza,
                                              Director

    Date: March 23, 2000                   By: /s/ Patricia L. Orza
          --------------                      ---------------------------------
                                              Patricia L. Orza,
                                              Secretary and Director

    Date: March 23, 2000                   By: /s/ Thomas F. Golden
          --------------                      ---------------------------------
                                              Thomas F. Golden,
                                              Director

    Date: March 23, 2000                   By: /s/ Philip Friedman
          --------------                      ---------------------------------
                                              Philip Friedman,
                                              Director

    Date: March 23, 2000                   By: /s/ Larry Kordisch
          --------------                      ---------------------------------
                                              Larry Kordisch,
                                              Director

                         EATERIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                      PAGE
                                                                                                                      ----
Management's Responsibility for Financial Reporting...........................................................        F-1

Report of Independent Auditors................................................................................        F-2

Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998.....................................        F-3

Consolidated Statements of Income for each of the three years in the period ended
      December 26, 1999.......................................................................................        F-4

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
      December 26, 1999......................................................................................         F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended
      December 26, 1999.......................................................................................        F-6

Notes to Consolidated Financial Statements....................................................................        F-7

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

         The Board of Directors of Eateries, Inc. have engaged Arthur Andersen LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 1999 consolidated financial statements. Their report is included on the following page.



/s/ Vincent F. Orza, Jr.
--------------------------------
Vincent F. Orza, Jr.
President and Chairman
Chief Executive Officer



/s/ Bradley L. Grow
--------------------------------
Bradley L. Grow
Vice President
Chief Financial Officer



March 23, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma


         We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 26, 1999 and December 27, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.



                                            ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
March 6, 2000

                         EATERIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      December 26,    December 27,
                                                                          1999           1998
                                                                      ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents ....................................   $  2,243,332    $  1,297,638
     Receivables:
            Franchisees ...........................................        157,238          73,274
            Insurance refunds .....................................        309,213         270,084
            Landlord finish-out allowances ........................         10,000          10,000
            Other .................................................      1,047,867         768,456
     Deferred income taxes (Note 9) ...............................        226,000         387,000
     Inventories ..................................................        937,098         833,672
     Prepaid expenses and deposits ................................        685,024       2,129,146
                                                                      ------------    ------------
                Total current assets ..............................      5,615,772       5,769,270
Property and equipment, at cost:
     Land and buildings ...........................................        838,800         844,075
     Furniture and equipment ......................................     16,528,426      12,303,322
     Leasehold improvements .......................................     32,799,603      28,958,421
     Assets under capital leases ..................................        123,420         123,420
                                                                      ------------    ------------
                                                                        50,290,249      42,229,238
     Less: Landlord finish-out allowances .........................     16,304,266      15,490,564
                                                                      ------------    ------------
                                                                        33,985,983      26,738,674
     Less: Accumulated depreciation and amortization ..............     13,080,932       9,971,946
                                                                      ------------    ------------
             Net property and equipment ...........................     20,905,051      16,766,728
Deferred income taxes (Note 9) ....................................      1,143,171         328,000
Goodwill, net .....................................................      2,707,062       2,325,417
Other assets ......................................................        718,839         630,426
                                                                      ------------    ------------
                                                                        31,089,895    $ 25,819,841
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................   $  7,035,152    $  4,294,032
     Accrued liabilities:
             Compensation .........................................      2,462,458       2,087,295
             Taxes, other than income .............................      1,063,360         888,209
             Other ................................................      2,146,648       1,423,373
     Current portion of long-term obligations (Note 6) ............      1,228,571         436,514
                                                                      ------------    ------------
                      Total current liabilities ...................     13,936,189       9,129,423
Deferred credit ...................................................        578,832         739,578
Other liabilities .................................................        157,531          90,500
Long-term obligations, net of current portion (Note 6) ............      9,092,131       3,409,356
Commitments (Note 5) ..............................................           --              --
                                                                      ------------    ------------
                      Total Liabilities ...........................     23,764,683      13,368,857
                                                                      ------------    ------------
Stockholders' equity (Note 10):
     Preferred stock, $.002 par value, none outstanding ...........           --              --
     Common stock, $.002 par value, 4,408,065 and 4,347,020 shares outstanding at December 26, 1999 and December 27, 1998,
            respectively ..........................................          8,816           8,694
     Additional paid-in capital ...................................     10,114,079       9,952,216
     Retained earnings ............................................      4,099,038       4,248,487
                                                                      ------------    ------------
                                                                        14,221,933      14,209,397
     Treasury stock, at cost 1,380,395 and 384,015 shares at
             December 26, 1999 and December 27, 1998, respectively      (6,896,721)     (1,758,413)
                                                                      ------------    ------------
                      Total stockholders' equity ..................      7,325,212      12,450,984
                                                                      ------------    ------------
                                                                      $ 31,089,895    $ 25,819,841
                                                                      ============    ============

See accompanying notes

                         EATERIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                               December 26,     December 27,  December 28,
                                                                   1999            1998          1997
                                                               ------------    ------------   ------------
Revenues:
      Food and beverage sales ..............................   $ 93,846,076    $ 88,189,726   $ 62,850,893
      Franchise fees and royalties .........................        319,422         357,997        267,785
      Other ................................................        412,676         637,517        422,842
                                                               ------------    ------------   ------------
           Total revenues ..................................     94,578,174      89,185,240     63,541,520

Costs of sales .............................................     25,840,737      24,260,591     17,840,104
                                                               ------------    ------------   ------------
                                                                 68,737,437      64,924,649     45,701,416
                                                               ------------    ------------   ------------

Operating expenses (Note 7) ................................     57,778,851      53,824,344     36,795,093
Pre-opening costs (Note 2) .................................        691,000         535,000        279,000
General and administrative expenses ........................      5,968,157       5,547,711      4,048,964
Provision for impairment of long-lived assets (Note 8) .....        300,000          41,000         85,000
Depreciation and amortization ..............................      3,377,569       2,964,184      2,215,640
Interest expense ...........................................        776,171         410,223        309,511
                                                               ------------    ------------   ------------
                                                                 68,891,748      63,322,462     43,733,208
                                                               ------------    ------------   ------------

Income (loss) before provision for income taxes ............       (154,311)      1,602,187      1,968,208

Provision for (benefit from)  income taxes (Note 9) ........       (116,171)        419,000        569,000
                                                               ------------    ------------   ------------

Net income (loss) ..........................................        (38,140)   $  1,183,187   $  1,399,208
                                                               ============    ============   ============


Net income (loss) per common share (Note 11) ...............   $      (0.01)   $       0.30   $       0.36
                                                               ============    ============   ============

Net income per common share assuming dilution (Note 11) ....            N/A    $       0.28   $       0.35
                                                               ============    ============   ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                              COMMON STOCK
                                              -------------------------------------------
                                                         SHARES                                      TREASURY STOCK
                                              ----------------------------                    ---------------------------
                                               AUTHORIZED        ISSUED         AMOUNT          SHARES          AMOUNT
                                              ------------    ------------    ------------    ------------   ------------
Balance, December 29, 1996 ................     20,000,000       4,143,391           8,287         282,761     (1,365,144)

Issuance of common stock:
     Exercise of stock options ............           --            59,332             119            --             --
     Employee bonuses .....................           --             2,500               5            --             --
     Employee stock purchase plan .........           --            16,462              33            --             --
     Sale of common stock .................           --               100            --              --             --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .............................           --              --              --              --           37,000
Treasury stock acquired (Note 10) .........           --              --              --            64,354       (202,139)
Net income ................................           --              --              --              --             --
                                              ------------    ------------    ------------    ------------   ------------

Balance, December 28, 1997 ................     20,000,000       4,221,785           8,444         347,115     (1,567,283)

Issuance of common stock:
     Exercise of stock options ............           --           107,499             215            --             --
     Employee stock purchase plan .........           --            17,736              35            --             --
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .............................           --              --              --              --          133,000
Treasury stock acquired (Note 10) .........           --              --              --            36,900       (191,130)
Net income ................................           --              --              --              --             --
                                              ------------    ------------    ------------    ------------   ------------

Balance, December 27, 1998 ................     20,000,000       4,347,020    $      8,694         384,015   $ (1,758,413)

Issuance of common stock:
     Exercise of stock options ............                         30,255              60
     Employee stock purchase plan .........                         30,790              62
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .............................
Treasury stock acquired (Note 10) .........                                                      1,095,662     (5,634,318)
Treasury stock issuance or acquisition ....                                                        (99,278)       496,010
Net loss ..................................
                                              ------------    ------------    ------------    ------------   ------------
Balance, December 26, 1999 ................     20,000,000       4,408,065           8,816       1,380,399   $ (6,896,721)
                                              ============    ============    ============    ============   ============




                                               ADDITIONAL
                                                PAID-IN         RETAINED
                                                 CAPITAL        EARNINGS        TOTAL
                                               ------------   ------------   ------------
Balance, December 29, 1996 ................       9,340,519      1,666,092      9,649,754

Issuance of common stock:
     Exercise of stock options ............          51,214           --           51,333
     Employee bonuses .....................           8,595           --            8,600
     Employee stock purchase plan .........          48,941           --           48,974
     Sale of common stock .................             325           --              325
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .............................            --           37,000
Treasury stock acquired (Note 10) .........            --             --         (202,139)
Net income ................................            --        1,399,208      1,399,208
                                               ------------   ------------   ------------

Balance, December 28, 1997 ................       9,486,594      3,065,300     10,993,055

Issuance of common stock:
     Exercise of stock options ............         258,222           --          258,437
     Employee stock purchase plan .........          74,400           --           74,435
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .............................            --          133,000
Treasury stock acquired (Note 10) .........            --             --         (191,130)
Net income ................................            --        1,183,187      1,183,187
                                               ------------   ------------   ------------

Balance, December 27, 1998 ................    $  9,952,216   $  4,248,487   $ 12,450,984

Issuance of common stock:
     Exercise of stock options ............          58,319                        58,379
     Employee stock purchase plan .........          73,544                        73,606
Tax benefit from the exercise of
     non-qualified stock options
     (Note 9) .............................          30,000                        30,000
Treasury stock acquired (Note 10) .........                                    (5,634,318)
Treasury stock issuance or acquisition ....                       (111,309)       384,701
Net loss ..................................                        (38,140)       (38,140)
                                               ------------   ------------   ------------
Balance, December 26, 1999 ................    $ 10,114,079   $  4,099,038   $  7,325,212
                                               ============   ============   ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended
                                                                         --------------------------------------------
                                                                         December 26,    December 27,    December 28,
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
      Net income or (loss) ...........................................   $    (38,140)   $  1,183,187    $  1,399,208
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization .............................      3,377,569       2,964,184       2,215,640
           Gain on asset disposals ...................................           --              --            (6,165)
           Common stock bonuses ......................................           --              --             8,600
           Provision (benefit) for deferred income taxes .............       (116,171)        366,000         549,000
           (Increase) decrease in operating assets:
                Receivables ..........................................       (403,512)        (97,044)       (393,730)
                Inventories ..........................................        (66,803)       (302,160)         46,320
                Prepaid expenses and deposits ........................       (226,431)         10,041
                Deferred income taxes ................................       (508,000)        (38,000)           --
                Other assets .........................................      1,600,670            --              --
           Increase (decrease) in operating liabilities:
                Accounts payable .....................................      2,568,630        (760,890)        202,198
                Accrued liabilities ..................................      1,190,229        (228,715)        842,299
                Deferred credit ......................................           --            77,328         103,121
                Other liabilities ....................................       (107,182)          8,000            --
                                                                         ------------    ------------    ------------
           Total adjustments .........................................      7,535,430       1,762,272       3,577,324
                                                                         ------------    ------------    ------------
           Net cash provided by operating activities .................      7,497,290       2,945,459       4,976,532
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
      Capital expenditures ...........................................     (7,918,226)     (5,012,582)     (3,886,481)
      Landlord finish-out allowances .................................        813,702         706,250       1,741,658
      Net cash payments for restaurant acquisitions ..................       (320,479)       (378,922)     (8,991,173)

      Proceeds from the sale of property and equipment ...............           --         6,152,393          15,063
      Payments received for notes receivable .........................          3,574          75,290          11,620
      Decrease (increase) in other assets ............................        (94,664)         23,142         (72,784)
                                                                         ------------    ------------    ------------
           Net cash provided by (used in) investing activities .......     (7,516,093)      1,565,571     (11,182,097)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
      Sales of common stock ..........................................         73,606          74,436          49,299
      Payments on long-term obligations ..............................     (1,046,503)     (5,572,260)        (28,308)
      Net borrowings under revolving credit agreement ................      2,050,000         750,000      (1,450,000)
      Borrowings under note payable ..................................      5,463,333            --         8,631,415
      Proceeds from issuance of stock on exercise
         of stock options.............................................         58,379         249,892          26,333

      Payment of withholding tax liabilities related
         to acquisition of treasury stock ............................           --              --           (17,224)
      Repurchase of treasury stock ...................................     (5,634,318)       (182,580)       (159,915)
      Increase (decrease) in bank overdrafts included in
         accounts payable ............................................           --           135,759        (210,153)
                                                                         ------------    ------------    ------------
           Net cash provided by (used in) financing activities .......        964,497      (4,544,755)      6,841,447
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .................        945,694         (33,725)        635,882
Cash and cash equivalents at beginning period ........................      1,297,638       1,331,363         695,481
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of period ...........................      2,243,332    $  1,297,638    $  1,331,363
                                                                         ============    ============    ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION

         Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchise restaurants. The Company's restaurants are located primarily in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name Garfield's Restaurant & Pub ("Garfield's"), Pepperoni Grill, BELLINI'S RESTORANTE & GRILL ("BELLINI'S") AND TOMMY'S ITALIAN-AMERICAN RESTAURANT ("TOMMY'S"), Garcia's Mexican Restaurants ("Garcia's") and Carlos Murphy's. An analysis of Company-owned and franchised restaurants for the three years in the period ended December 26, 1999, is as follows:


                                            Company         Franchised        Total
                                             Units            Units           Units
                                          ------------     ------------    -------------
At December 29, 1996 ...................        45               8               53
   Units opened ........................         3             --                 3
   Units closed ........................        (3)            --                (3)
   Units acquired ......................        17               2               19
                                               ---             ---              ---
At December 28, 1997 ...................        62              10               72
   Units opened ........................         3               1                4
   Units closed ........................        (1)            --                (1)
   Units acquired ......................         1             --                 1
   Purchase of franchise units .........         3              (3)             --
   Units sold ..........................        (4)            --                (4)
                                               ---             ---              ---
At December 27, 1998 ...................        64               8               72
   Units opened ........................         5               1                6
   Units closed ........................        (3)            --                (3)
   Units acquired ......................         3             --                 3
                                               ---             ---              ---
At December 26, 1999 ...................        69               9               78
                                               ===             ===              ===

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Eateries, Inc. and its wholly-owned subsidiaries, Fiesta Restaurants, Inc., ROMA Foods, Inc., and Garfield's Management, Inc. All significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year financial statements to conform to current year presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

FISCAL YEAR

         The Company's fiscal year is a 52/53 week year ending on the last Sunday in December.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of food and beverages.

PROPERTY

         Items expensed as operating expenses in prior years, such as small kitchen equipment and miscellaneous small equipment are now being capitalized and depreciated over three years. The effect on the net loss before the benefit for income taxes was a decrease in the loss of $113,000. LANDLORD FINISH-OUT ALLOWANCES

         Amounts received or receivable from landlords for reimbursement of improvements to leased facilities are recorded as a reduction of the costs incurred by the Company for property and equipment.

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


Buildings..................................         15-30 Years
Furniture and equipment....................          3-15 Years
Leasehold improvements.....................          3-15 Years
Landlord finish-out allowances.............          8-15 Years

ADVERTISING COSTS

         Costs incurred in connection with advertising and marketing of the Company's restaurants are expensed as incurred. Such costs amounted to $2,868,800, in 1999, $2,324,000 in 1998, and $1,376,000 in 1997.

PRE-OPENING COSTS

         The costs related to the opening of restaurant locations are expensed when incurred.

INCOME TAXES

         The Company is subject to Federal, state and local income taxes. Deferred income taxes are provided on the tax effect of presently existing temporary differences, existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes.

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

FRANCHISE ACTIVITIES

         The Company franchises the Garfield's and Garcia's concepts to restaurant operators. As of December 26, 1999 and December 27, 1998, nine and eight restaurant units, respectively, were operating under franchise agreements. In July 1998, the Company acquired three of its franchised Garfield's. As a result of this transaction, the system now includes seven franchised Garfield's. The initial franchise fee paid to the Company is recognized as income when substantially all services have been performed by the franchisor to each franchised location, which is typically when the related restaurant is opened. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $35,000 of initial franchise fees for franchised restaurants during 1999, and $35,000 in franchise fees in 1998.

         Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 1999, 1998 and 1997, the Company recognized $282,000, 323,000 and $268,000, respectively, of fees from continuing royalties.

         Garfield's franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $44,000, 40,000 and $41,000, during 1999, 1998 and 1997, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield's concept.

         Franchisee receivables at December 26, 1999 and December 27, 1998 are comprised primarily of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 26, 1999.

CAPITALIZATION OF INTEREST

         Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $47,000, 35,000 and $39,000 of interest costs during 1999, 1998 and 1997, respectively. These costs are included in leasehold improvements in the accompanying balance sheets.

STOCK-BASED COMPENSATION

         As permitted by SFAS 123, "Accounting for Stock-Based Compensation.", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

STATEMENTS OF CASH FLOWS

         Interest of $775,000, $409,000 and $277,000 was paid for 1999, 1998 and
1997, respectively.

         For 1999, 1998 and 1997, the Company had the following non-cash investing and financing activities.


                                                                                   Fiscal Year
                                                                          -----------------------------------
                                                                          1999        1998           1997
                                                                         -------   -----------    -----------
Decrease in current receivables
     for landlord finish-out allowances ..........................          --     $   (96,250)   $   (82,616)
Increase Stockholder Equity as a result of the issuance
of treasury stock related to restaurant acquisition ..............       384,702          --             --
Sales of property and equipment in exchange
     for notes receivable ........................................          --            --          160,000
Acquisition of treasury stock upon exercise of
     stock options (Note 10) .....................................          --           8,550         25,000
Increase in additional paid-in capital as a result
     of tax benefits from the exercise of
     non-qualified stock options .................................        30,000       133,000         37,000
Asset write-offs related to restaurant
     closures and other disposals ................................        90,822          --           13,334
Assumption of liabilities related to restaurant acquisition ......       263,883          --        1,618,773

Decrease in goodwill as a result of 1997 acquisition purchase
     accounting adjustments ......................................          --         216,758           --

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

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

OTHER NEW ACCOUNTING STANDARDS

         In June 1998, the financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management has not yet determined the impact of the standard.

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

         The following unaudited pro forma combined information for the year ended December 28, 1997, give effect to the Famous Acquisition as if it had been consummated as of December 30, 1996:


                                               (Unaudited)
                                            ------------------
                                                  1997
                                            ------------------
Total revenues                                   $92,211,956
Net income                                         1,549,630
Net income per common share                             0.40
Net income per common share
    assuming dilution                                   0.39

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

         In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owns and operates three Garfield's in Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 27, 1998, assuming that the acquisition had been completed on the first day of each respective fiscal year, would not be materially different than the results reported.

         In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owns and operates Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 26, 1999 and December 27, 1998, assuming that the acquisition had been made on the first day of the respective years, would not be materially different than the results reported.

         In May 1999, the company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owns and operates Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 26, 1999 and December 27, 1998, assuming that the acquisition had been made on the first day of the respective years, would not be materially different than the results reported.

         In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owns and operates Bellini's, a restaurant located in Edmond, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 26, 1999 and December 27, 1998, assuming that the acquisition had been made on the first day of the respective years, would not be materially different than the results reported.

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


2000..............................................           $ 5,828,000
2001..............................................             5,554,000
2002..............................................             5,182,000
2003..............................................             4,649,000
2004..............................................             3,821,000
Thereafter........................................            12,249,000
                                                             -----------
Total minimum rental commitments..................           $37,283,000
                                                             ===========

         The components of rent expense for noncancellable operating leases are summarized as follows:


                                        Fiscal Year
                            ------------------------------------
                               1999         1998         1997
                            ----------   ----------   ----------
Minimum rents ...........   $5,790,000   $5,419,000   $3,549,000
Percentage rents ........      361,000      345,000      203,000
                            ----------   ----------   ----------
                            $6,151,000   $5,764,000   $3,752,000
                            ==========   ==========   ==========

(6) LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:


                                                                              December 26,    December 27,
                                                                                  1999            1998
                                                                              ------------    ------------
Revolving line of credit with a bank, interest at the three-month
    London Interbank Offered Rates ("LIBOR") plus 1.25%
    (7.85% at December 26, 1999) ..........................................   $  2,800,000    $    750,000
Term loan  with a bank,  interest  at the  three-month  LIBOR  plus
    (7.85% at December 26, 1999) ..........................................      7,514,917       3,095,870
Bank Loan , Interest at  10% at December 26, 1999 .........................          5,785            --
                                                                              ------------    ------------
                                                                                10,320,702       3,845,870
Less current portion ......................................................     (1,228,571)       (436,514)
                                                                              ------------    ------------
                                                                                 9,092,131    $  3,409,356
                                                                              ============    ============



      Maturities of long-term obligations at December 26, 1999 are:


                2000.........      1,228,571
                2001.........      1,228,571
                2002.........      1,228,571
                2003.........      1,228,571
                2004.........      5,406,418
                                 -----------
                                 $10,320,702
                                 ===========

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

(7) RELATED PARTY TRANSACTIONS

         An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $1,333,093 in 1999, $593,000 in 1998, and $554,000 in 1997. A director of the Company is a partner in a law firm that provides legal services to the Company. During 1999, 1998 and 1997, the Company incurred approximately $224,778, $213,000, and $132,000, respectively, in legal services with the firm.

         During 1997 the Company also acquired common stock from certain officers and directors (see Note 10).

(8) PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

         The Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

         Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1999, 1998 and 1997 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

         During 1999, the Company recorded a $300,000 provision for impairment of long-lived assets related to four locations. During 1998, the Company recorded an $41,000 provision for impairment of long-lived assets related to one location.

(9)   INCOME TAXES

         The provision (benefit) for income taxes consists of the following (see
Note 2):


                                                 1999        1998       1997
                                               --------    --------   --------
         Current:
             Federal .......................       --      $   --     $   --
             State .........................       --        53,000     20,000
                                               --------    --------   --------
                                                             53,000     20,000
                                               --------    --------   --------

         Deferred:
             Federal .......................   (110,000)    322,000    450,000
             State .........................     (6,000)     44,000     99,000
                                               --------    --------   --------
                                               (116,000)    366,000    549,000
                                               --------    --------   --------
         Provision for income taxes ........   (116,000)   $419,000   $569,000
                                               ========    ========   ========

         The components of deferred tax assets and liabilities consist of the following:


                                                                        December 26, December 27,
                                                                            1999        1998
                                                                        ------------ ------------
         Deferred tax assets:
             Net operating loss carryforwards .......................   $  940,000   $  976,000
             General business tax credits ...........................    1,790,000    1,363,000
             Accrued vacation .......................................       98,000       89,000
             Gift certificate liability .............................       85,000       70,000
             Deferred rent credit ...................................       64,000       62,000
             Other ..................................................      476,000       97,000
                                                                        ----------   ----------
                Total deferred tax assets ...........................    3,453,000    2,657,000

         Deferred tax liabilities:
             Smallwares expensed for tax purposes ...................      711,000      529,000
             Tax depreciation in excess of financial depreciation ...    1,252,000     1,361000
             Other ..................................................      120,000       52,000
                                                                        ----------   ----------
                Total deferred tax liabilities ......................    2,083,000    1,942,000
                                                                        ----------   ----------
             Net deferred tax assets ................................    1,370,000   $  715,000
                                                                        ==========   ==========

      At December 26, 1999, the Company has recorded a benefit for its deferred tax assets of $3,453,000. Management believes that $2,083,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the approximately $1,400,000 in future net income in the next three years necessary to realize the deferred tax assets not otherwise offset by reversing taxable temporary differences. Net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

      A reconciliation of theoretical income taxes follows:


                                                                          Fiscal Year
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
         Expected tax provision at 34% ....................   $ (52,000)   $ 545,000    $ 669,000
         Permanent differences ............................      20,000       27,000       (1,000)
         State tax provisions, net of federal benefit .....      (6,000)      64,000       79,000
         Tax effect of general business tax credits .......    (265,000)    (245,000)    (178,000)
         Other, net .......................................     187,000       28,000         --
                                                              ---------    ---------    ---------
         Provision  (benefit) for income taxes ............   $(116,000)   $ 419,000    $ 569,000
                                                              =========    =========    =========

         The Company estimates that at December 26, 1999, the tax net operating loss carryforward was approximately $2,500,000 (which principally relates to the tax benefit from the exercise of non-qualified stock options, the benefit of which was recognized through paid-in capital), which is available for utilization in various years through 2011.

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

         In May 1989, the Company's shareholders approved the Eateries, Inc. Omnibus Equity Compensation Plan ("the Plan"), which was amended in June 1994 by approval of the shareholders. The Plan consolidated the Company's equity based award programs, which are described as follows:

DIRECTOR OPTION PLAN

         Non-qualified stock options granted and outstanding include 408,427 director options. Under the Plan, each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2007). Any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2004).

MANAGEMENT OPTIONS

         Non-qualified stock options granted and outstanding include 491,000 management options, which are vested over three- to five-year periods and expire five years from the date vested (last expiring in 2005). A summary of stock option activity under the Plan is as follows:


                                                                                                         Weighted
                                                                Number           Exercise Price           Average
                                                               of Shares           Per Share          Exercise Price
                                                              ----------   -------------------------- --------------
Outstanding at December 28, 1997 (of which approximately
   441,000 options are exercisable at weighted average
   prices of $3.02) ........................................    861,161        .625 --     6.00             2.90
Granted ....................................................     75,000       4.938 --    6.875             6.49
Options exercised:
   Director ................................................    (39,999)       .625                          .63
   Management ..............................................    (67,500)      2.875 --    4.125             3.46
                                                               --------    --------------------         --------
Outstanding at December 27, 1998 (of which approximately
   528,652 options are exercisable at weighted average
   prices of $3.08) ........................................    828,662    $   1.00 -- $  6.875         $   3.29
                                                               --------    --------------------         --------
Granted ....................................................    141,000       2.875 --     4.00
Options exercised:
   Director ................................................    (15,225)   $   1.00                         1.00
   Management ..............................................    (15,000)   $   2.88                         2.88
Forfeited ..................................................    (40,000)   $   2.88 -- $   4.99             3.65
Outstanding at December 26, 1999 (of which approximately
   663,427 options are exercisable at weighted average
   prices of $3.425) .......................................    899,437    $   1.00 -- $  6.875         $   3.38
                                                               ========    ====================         ========


         As of December 26, 1999, the Plan provides for issuance of options up to 2,580,914 shares and has 540,287 shares of common stock reserved for future grant under the Plan.

RESTRICTED MANAGEMENT OPTIONS

         As of December 26, 1999 and December 27, 1998, there were 170,000 restricted stock options (not granted under the Plan) which had original vesting dates from 1999-2000 and expire eight years from the date vested (last expiring in 2008). Certain options include an acceleration feature, which allowed for all or a portion of the options to vest in 1996, based on certain performance criteria. Based on these performance criteria, 10,000 of these options vested in 1996. A summary of restricted stock option activity is as follows:


                                                                                                 Weighted
                                                                 Number    Exercise Price         Average
                                                               of Shares     Per Share         Exercise Price
                                                               ---------   ----------------    --------------
Outstanding at December 28, 1997 (of which 10,000 options
    are exercisable at a price of $3.13 per option share) ...   20,000     3.125                  $  3.13

Granted .....................................................  150,000      6.00                     6.00
                                                               -------     ---------------        -------
Outstanding at December 26, 1999 and December 27,
    1998 (of which 10,000 options are exercisable at a
    price of $3.13 per option share) ........................  170,000     3.125      6.00        $  5.66
                                                               =======     ===============        =======

EMPLOYEE STOCK PURCHASE PLAN

         In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Employee Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten-year term of the plan (30,000 shares reserved for issuance at December 26, 1999, for the offering period ending on November 30,
1999). During 1999, 1998 and 1997, 30,790, 17,736, and 16,462 shares, respectively, were issued under the Plan.

STOCK BONUS PLAN

         The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 20,961 shares have been issued under the Plan leaving 179,039 shares available for issuance.

TREASURY STOCK TRANSACTIONS

         As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 1998 and 1997, the Company acquired 1,200 and 9,254 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options. (Also see Note 9 regarding the tax benefits from the exercise of stock options.)

PRO FORMA INFORMATION FOR STOCK OPTIONS

         Following are pro forma net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.51%, 4.82%, and 6.53% a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .47, .44, and .38 and a weighted average expected life of the options of 7.5 years. The weighted average grant date fair value of options issued in 1999, 1998 and 1997 was $2.44, $3.01, and $1.32, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock purchase plan.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                       1999           1998           1997
                                                     --------    -------------   -------------
Pro forma net income ........................        (393,174)   $     964,002   $   1,247,622
Pro forma net income per common share .......            (.12)            0.24            0.32
Pro forma net income per common share
   assuming dilution ........................             N/A             0.23            0.31

STOCK REPURCHASES

         In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. In 1997, the Company purchased 55,100 shares for an aggregate purchase price of approximately $160,000. In 1998, an additional 35,700 shares were repurchased for an aggregate purchase price of approximately $182,000. In 1999, an additional 39,462 shares were repurchased for an aggregate purchase price of approximately $214,000. Subsequent to December 27, 1999, the Company has not purchased any additional shares.

         In February 1999, the Company's Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price was financed by the Company through a term loan with a bank (See
Note 6).

STOCK PUT AGREEMENTS

         In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or other legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the deceased officer or the members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The per share purchase price payable by the Company for common stock purchased under the agreements is the greater of the highest closing stock price during the 60 days preceding the officer's death or two times the net book value per share as of the last day of the calendar month immediately preceding the officer's death. In any event, the total purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer.

(11) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                         1999         1998         1997
                                      ----------   ----------   ----------
Numerator:
     Net income ...................      (38,140)  $1,183,187   $1,399,208
                                      ==========   ==========   ==========
Denominator:
     Denominator for basic
      earnings per share-
      weighted average shares
      outstanding .................    3,151,279    3,941,728    3,868,950

Dilutive effect of nonqualified
     stock options ................         --        235,345      119,066
                                      ----------   ----------   ----------

Denominator for diluted earnings
     per share                              --      4,177,073    3,988,016
                                      ==========   ==========   ==========

Basic earnings per share ..........   $    (0.01)  $     0.30   $     0.36
                                      ==========   ==========   ==========

Diluted earnings per share ........   $      N/A   $     0.28   $     0.35
                                      ==========   ==========   ==========

         As of December 27, 1998, there were outstanding options and warrants to purchase 227,500 shares of common stock at prices ranging from $6.00 per share to $6.88 per share, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Dilutive earnings per share were not calculated in 1999 due to the net loss for the year causing the impact of options and warrants to be anti-dilutive.

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

(13)     SUBSEQUENT EVENTS

         On February 23, 2000, the Company entered into a Letter of Intent with Pinnacle Restaurant Group, LLC and DF & R Restaurants, Inc. to acquire certain assets. These assets consist primarily of; ten Harrigan's Grill & Bar along with the associated furniture, fixtures and equipment, and materially all of Pinnacle Restaurant Group, LLC office furniture and equipment. The ten restaurants are located in Texas, Oklahoma and New Mexico. The ten restaurants are currently all leased by Pinnacle Restaurant Group, LLC.

         The Letter of Intent was to terminate on March 15, 2000 but was extended to March 24, 2000. The parties are currently working on a definative asset purchase agreement.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (In thousands except per share data)


                                                     FIRST     SECOND       THIRD      FOURTH
                                                    QUARTER    QUARTER     QUARTER     QUARTER     ANNUAL
                                                    --------   --------    --------    --------   --------
1999:
         Total revenues .........................   $ 23,074   $ 22,887    $ 23,216    $ 25,401   $ 94,578
         Gross profit ...........................     16,804     16,626      16,805      18,502     68,737
         Net income (loss) ......................        247       (336)       (518)        569        (38)
         Net income (loss) per common share .....        .07       (.11)       (.18)        .19       (.01)
         Net income (loss) per common share
             assuming dilution ..................        .07        N/A         N/A         .19        N/A

1998:
         Total revenues .........................   $ 23,500   $ 21,347    $ 21,266    $ 23,072   $ 89,185
         Gross profit ...........................     17,172     15,578      15,433      16,742     64,925
         Net income .............................        534        246           3         400      1,183
         Net income per common share ............       0.14       0.06        0.00        0.10       0.30
         Net income per common share
             assuming dilution ..................       0.13       0.06        0.00        0.10       0.28

1997:
         Total revenues .........................   $ 14,203   $ 13,709    $ 14,735    $ 20,895   $ 63,542
         Gross profit ...........................     10,121      9,913      10,624      15,043     45,701
         Net income .............................        229         24         225         921      1,399
         Net income per common share ............       0.06       0.01        0.06        0.24       0.36
         Net income per common share
             assuming dilution ..................       0.06       0.01        0.06        0.22       0.35


        Exhibit
         Number               Description of Document
        -------               -----------------------
          3.1    Amended and Restated Articles of Incorporation. (1)
          3.2    Amendment to the Amended and Restated Articles of
                 Incorporation. (2)
          3.3    Bylaws as amended. (1)
          4.1    Specimen Stock Certificate. (3)
          10.1   Employment Agreement between the Company and Vincent F. Orza,
                 Jr., dated October 1, 1995. (10)
          10.2   Employment Agreement between the Company and James M. Burke, dated October 1, 1995. (10)
          10.3   Employment Agreement between the Company and Bradley L. Grow, dated September 30, 1998. (14)
          10.4   Lease Agreement dated May 1, 1987 (as amended June 30, 1990,
                 October 1, 1992 and October 1, 1993) between the Company and
                 Colonial Center, LTD for the lease of the Company's corporate office facilities in Oklahoma City, Oklahoma. (3)
          10.5   Option Agreement between the Company and Bradley L. Grow, dated
                 September 30, 1998. (14)
          10.8   Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's
                 franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)
          10.10  Form of Franchise Agreement (revised March 1, 1993).(7)
          10.12  Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr. (5)
          10.13  Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke. (5)
          10.25  Employee Stock Purchase Plan dated June 15, 1994 (8).
          10.26  Amended and restated Eateries, Inc. Omnibus Equity Compensation
                 Plan dated as of June 15, 1994. (9)
          10.27  Option Agreement between the Company and Vincent F. Orza, Jr., dated January 4, 1996 (10)
          10.28  Option Agreement between the Company and James M. Burke, dated
                 January 4, 1996 (10)
          10.32  Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary,
                 Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its
                 subsidiaries. (11)
          10.33  Agreement for Purchase and Sale of Assets and Licenses dated
                 February 26, 1998, among the Company and Chevy's, Inc. (12)
          10.34  Agreement for purchase and Sale of Assets dated February 26,
                 1998, between the Company and Chevy's, Inc. (12)
          10.36  Stock Put Agreement dated April 2, 1997, by and among Vincent
                 F. Orza, Jr. and the Company. (4)
          10.37  Stock Put Agreement dated April 2, 1997, by and among James M.
                 Burke and the Company. (4)
          10.38  Stock Purchase Agreement dated as of February 17, 1999, between
                 Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla
                 Partners, L.P. and Microcap Partners L.P. (13)
          10.39  Loan Agreement dated effective February 19, 1999, among
                 Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill,
                 Inc., Garfield's Management, Inc. and Local Federal Bank,
                 F.S.B. (13)
          10.40  Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants,
                 Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. in
                 favor of Local Federal Bank, F.S.B. (13)
          10.41  Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants,
                 Inc., Pepperoni Grill, Inc., and Garfield's Management, Inc. in
                 favor of Local Federal Bank, F.S.B. (13)
          23.1   Consent of Arthur Andersen LLP.
          27.1   Financial Data Schedule.


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

(11) Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.


(12) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.

(13) Filed as exhibit to Registrant's Current Report on Form 8-K dated March 3, 1999 (File No. 0-14968) and incorporated herein by reference.

(14) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (File No. 0-14968) and incorporated herein by reference.