Form 10-Q
period 2000-03-26
EATERIES INC
filed 2000-05-02
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended March 26, 2000.

Commission File Number: 0-14968
                       ----------------------------------------------- --------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Oklahoma                                     73-1230348
-------------------------------           -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

       1220 South Santa Fe
       Edmond, Oklahoma                                   73003
---------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (405) 705-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2000, 3,003,906 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
        March 26, 2000 (undaudited) and
        December 26, 1999...............................................      4

     Condensed Consolidated Statements of
        Income (unaudited)
          Thirteen weeks ended March 26, 2000
          and March 28, 1999............................................      5

     Condensed Consolidated Statements of
        Cash Flows (unaudited)
          Thirteen weeks ended March 26, 2000
          and March 28, 1999............................................      6

    Notes to Condensed Consolidated Financial
        Statements (unaudited)..........................................      7

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations.........................................................      10


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................      20

                                     PART I


                              FINANCIAL INFORMATION

Item 1. Financial Statements.
                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 26,      December 26,
                                                 2000             1999
                                              ------------    ------------
                                              (unaudited)
                            ASSETS
CURRENT ASSETS:
          Cash and cash equivalents           $  1,288,262    $  2,243,332
          Receivables                            1,165,771       1,524,318
          Deferred income taxes                    226,000         226,000
          Inventories                              830,236         937,098
          Other                                    733,983         685,024
                                              ------------    ------------
                 Total current assets            4,244,252       5,615,772
                                              ------------    ------------
PROPERTY AND EQUIPMENT                          52,242,634      50,290,249
Less landlord finish-out allowances            (16,507,480)    (16,304,266)
Less accumulated depreciation and
    amortization                               (14,029,077)    (13,080,932)
                                              ------------    ------------
         Net property and equipment             21,706,077      20,905,051
                                              ------------    ------------

DEFERRED INCOME TAXES                            1,055,062       1,143,171
GOODWILL                                         2,701,654       2,707,062
OTHER ASSETS, net                                  728,429         718,339
                                              ------------    ------------
                                              $ 30,435,474    $ 31,089,895
                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable                    $  6,160,272    $  7,035,152
          Accrued liabilities                 $  4,546,860       5,672,466
          Current portion of long-term
            obligations                          1,228,571       1,228,571
                                              ------------    ------------
                  Total current liabilities     11,935,703      13,936,189
                                              ------------    ------------

OTHER NONCURRENT LIABILITIES                       724,378         736,363
                                              ------------    ------------
LONG-TERM OBLIGATIONS, net of
    current portion                             10,114,988       9,092,131
                                              ------------    ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
          Preferred stock, none issued                  --              --
          Common stock                               8,830           8,816
          Additional paid-in capital            10,125,794      10,114,079
          Retained earnings                      4,422,502       4,099,038
                                              ------------    ------------
                                                14,557,126      14,221,933
          Treasury stock, at cost,
             1,380,395 March 28, 2000
             and December 26, 1999,
             respectively                       (6,896,721)     (6,896,721)
                                              ------------    ------------
                  Total stockholders'
                   equity                        7,660,405       7,325,212
                                              ------------    ------------
                                              $ 30,435,474    $ 31,089,895
                                              ============    ============

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                       Thirteen Weeks Ended
                                      March 26,     March 28,
                                        2000           1999
                                     -----------   -----------
REVENUES:
     Food and beverage sales         $24,946,514   $22,904,457
     Franchise fees and royalties         39,248        67,838
     Other income                        122,417       101,525
                                     -----------   -----------
                                      25,108,179    23,073,820
                                     -----------   -----------
COSTS AND EXPENSES:
     Costs of sales                    6,813,224     6,269,749
     Operating expenses               15,139,469    13,924,863
     Pre-opening costs                   209,000        99,000
     General and administrative        1,351,501     1,440,493
     Depreciation and amortization       955,094       843,040
     Interest expense                    223,562       145,750
                                     -----------   -----------
                                      24,691,850    22,722,895
                                     -----------   -----------
INCOME BEFORE INCOME TAXES               416,329       350,925

PROVISION FOR INCOME TAXES                92,809       104,000
                                     -----------   -----------
NET INCOME                           $   323,520   $   246,925
                                     ===========   ===========
BASIC EARNINGS PER SHARE             $      0.11   $      0.07
                                     ===========   ===========
DILUTED EARNINGS PER SHARE           $      0.10   $      0.07
                                     ===========   ===========

            See notes to condensed consolidated financialstatements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Thirteen Weeks Ended
                                                                                 March 26,       March 28,
                                                                                   2000           1999
                                                                                -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
   Net income                                                                   $   323,520    $   246,925
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation & amortization                                                955,094        843,040
         Deferred income taxes                                                       92,809         80,000
         (Increase) decrease in:
             Receivables                                                            358,548       (104,439)
             Inventories                                                            106,862         98,408
             Other                                                                  (48,960)      (803,326)
         Increase (decrease) in:
             Accounts payable                                                      (874,880)       242,897
             Accrued liabilities                                                 (1,125,606)       (46,927)
             Other noncurrent liabilities                                           (11,985)        27,835
                                                                                -----------    -----------
Total adjustments                                                                  (548,118)       337,488
                                                                                -----------    -----------
   Net cash provided by (used in) operating activities
                                                                                   (224,598)       584,413
Cash flows from investing activities:
   Capital expenditures                                                          (1,952,422)      (979,342)
   Landlord allowances                                                              203,214        125,000
   Payments received on notes receivable                                                 --          1,579
   Increase (decrease) in other assets                                              (11,152)          (650)
                                                                                -----------    -----------
      Net cash used in investing activities                                      (1,760,360)      (853,413)
                                                                                -----------    -----------
Cash flows from financing activities:
   Borrowings under long-term obligations                                                --      5,463,333
   Payments on long-term obligations                                               (307,143)            --
   Net borrowings under revolving credit agreements                               1,330,000      2,315,829

   Increase (decrease) in bank overdraft included in accounts payable
                                                                                         --      (743,973)
   Repurchase of treasury stock                                                          --     (5,634,318)
   Proceeds from exercise of stock options                                            7,030         43,125
                                                                                -----------    -----------

      Net cash provided by financing activities                                   1,029,887      1,443,996
                                                                                -----------    -----------
(Decrease) in cash & cash equivalents                                              (955,071)     1,174,996
Cash and cash equivalents at beginning of period                                  2,243,333      1,297,638
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $ 1,288,262    $ 2,472,634
                                                                                ===========    ===========

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                  March 26,   December 26,
                                   2000         1999
                                 ----------   ----------
Franchisees                      $   64,904   $  157,238
Insurance refunds                   365,181      309,213
Landlord finish-out allowances       10,000       10,000
Other                               725,686    1,047,867
                                 ----------   ----------
                                 $1,165,771   $1,524,318
                                 ==========   ==========


Accrued liabilities are comprised of the following:

                                   March 26,   December 26,
                                     2000         1999
                                  ----------   ----------
Compensation                      $1,849,296   $2,462,458
Taxes, other than income           1,047,196    1,063,360
Other                              1,650,368    2,146,648
                                  ----------   ----------
                                  $4,546,860   $5,672,466
                                  ==========   ==========

Note 3 - Supplemental Cash Flow Information

     For the thirteen-week periods ended March 26, 2000 and March 28, 1999, the Company had the following non-cash investing activity:

                                                                            Thirteen Weeks Ended
                                                                    March 26,                  March 28,
                                                                       2000                       1999
                                                               -----------------------    -----------------------

Increase in  additional  paid-in  capital as a result of tax benefits  from  the  exercise  of  non-qualified  stock
     options                                                                    4,700                      16,000


Note 4 - Stock Repurchases

     In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of March 26, 2000, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to March 26, 2000.

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

Note 5 - Restaurant Acquisitions and Dispositions

     In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owned and operated Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen week period ended March 26, 2000 and March 28, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

     In May 1999, the Company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owned and operated Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen week period ended March 26, 2000 and March 28, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

     In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owned and operated Bellini's, a restaurant located in Edmond, Oklahoma. Assuming the acquisition had been made at the beginning of the fiscal year 1999, pro forma operating results for the thirteen week period ended March 26, 2000 and March 28, 1999, would not be materially different than the results reported.

     No Company owned restaurants were closed during the thirteen weeks ended March 26, 2000. However, the banquet center lease at the Terre Haute, Indiana Garfield's was terminated in February, 2000. The Company terminated the lease on one underperforming Garfield's Restaurant during 1999 located in Shreveport, Louisiana. In addition, the Company did not renew leases and ceased operations at two other Garfield's Restaurants during 1999.

     The Company has signed a letter of intent with the Pinnacle Restaurant Group LLC to acquire, among other things, ten Harrigan's Restaurants located in Oklahoma, Texas and New Mexico. The Company anticipates this transaction to be completed during the second quarter of 2000.

Note 6 - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                             Thirteen Weeks Ended
                                                           -------------------------
                                                            March 26,      March 28,
                                                              2000           1999
                                                           ----------   -------------
Numerator:
      Net income .......................................   $  323,520   $     246,925
                                                           ==========   =============
Denominator:
      Denominator for basic EPS-weighted average shares
        outstanding.....................................    2,997,262       3,518,991

      Dilutive effect of nonqualified stock options ....      96,903          206,390
                                                           ----------   -------------
        Denominator for diluted EPS ....................    3,094,165       3,725,381
                                                           ==========   =============
Basic EPS ..............................................   $     0.11   $        0.07
                                                           ==========   =============
Diluted EPS ............................................   $     0.10   $        0.07
                                                           ==========   =============

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

INTRODUCTION

     As of March 26, 2000, the Company owned and operated 70 (49 Garfield's, 16 Garcia's, two Pepperoni Grills, two Bellini's, one Tommy's Italian-American Restaurant,) and seven franchised Garfield's and one licensed Garcia's restaurants. The Company currently has one Garfield Restaurant under construction located in Pennsylvania. In addition, the Company is working with a franchisee on the development of a restaurant located in Indiana. The Company currently has one additional new Garfield's and three additional new Garcia's in development. As of the date of this report, the entire system includes 78 restaurants of which 70 are Company-owned. During the thirteen weeks ended March 26, 2000, the Company converted its sole Carlos Murphy Restaurant located in Tucson, Arizona to a Garcia's. The initial results have been encouraging with sales up substantially at that location. The Carlos Murphy Restaurant was acquired as part of the Garcia's Casa Lupita purchase in 1997.

     In 1999, the Company hired Mr. Larry Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company has prepared a new franchise program and an updated franchise and development agreement for Garfield's Restaurant & Pub. The development agreement is new to the Company and will allow a franchisee to have an exclusive territory in which to build out the Garfield's brand over a specified time period. During the thirteen weeks ended March 26, 2000, the Company signed one new franchise agreement and anticipate at least one additional new franchise restaurant to be completed during the year 2000. Also, the Company anticipates signing a new franchise agreement for several new Garfield's.

     The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) is registered nationally.

     The Company has initiated a national advertising campaign seeking prospective franchisees. The intention is to find candidates or organizations who have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and interest in developing and operating multiple casual dining restaurants.

     In 1999, the Company hired Marc Buehler as Vice President of Marketing. Mr. Buehler formerly held a similar position with Applebee's. His responsibilities with the Company include a focus around one central theme-enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests' desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. Key priorities for the remainder of 2000 include enhancing brand image along with developing menus that please the customer and improve the company bottom line at the same time.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

     The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                          Thirteen Weeks Ended
                                                         March 26,    March 28,
                                                           2000          1999
                                                         ---------    ---------
Statements of Income Data:
Revenues:
     Food and beverage sales .........................        99.3%        99.3%
     Franchise fees and royalties ....................         0.2%         0.3%
     Other income ....................................         0.5%         0.4%
                                                         ---------    ---------
                                                             100.0%       100.0%
Costs and Expenses:
     Costs of sales (1) ..............................        27.3%        27.4%
     Operating expenses (1) ..........................        60.7%        60.8%
     Pre-opening costs (1) ...........................         0.8%         0.4%
     General and administrative ......................         5.4%         6.2%
     Depreciation and amortization (1) ...............         3.8%         3.7%
     Interest expense ................................         0.9%         0.6%
                                                         ---------    ---------
                                                              98.3%        98.5%
                                                         ---------    ---------

Income before income taxes ...........................         1.7%         1.5%

Provision for income taxes ...........................         0.4%         0.4%
                                                         ---------    ---------

Net income ...........................................         1.3%         1.1%
                                                         =========    =========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants .............................   $  24,947    $  22,904
     Franchise restaurants ...........................       2,103        2,217
                                                         ---------    ---------
          Total ......................................   $  27,050    $  25,121
                                                         =========    =========
Number of restaurants (at end of period):
     Company restaurants .............................          70           65
     Franchise restaurants ...........................           8            8
                                                         ---------    ---------
          Total ......................................          78           73
                                                         =========    =========

(1)  As a percentage of food and beverage sales

RESULTS OF OPERATIONS

     For the quarter ended March 26, 2000, the Company recorded net income of $324,000 ($.11 per common share; $.10 per common share assuming dilution) on revenues of $25,108,000. This compares to net income of $247,000 ($0.07 per common share; $0.07 per common share assuming dilution) for the quarter ended March 28, 1999 on revenues of $23,074,000.

REVENUES

     Company revenues for the quarter ended March 26, 2000 increased 8.8% versus the revenues reported for the same period in 1999. This increase is primarily attributable to the increased sales in the Company's Garfield's Restaurants. The number of Company restaurants operating at the end of each quarter and the number of operating months during that quarter are as follows:

         Period                  Number of            Number of               Average Monthly
         Ended                   Units Open        Operating Months          Sales Per Unit
                               ---------------    ------------------    -----------------------------
Garfield's
  March 26, 2000                            49              147                         $    110,000
  March 28, 1999                            48              144                         $    107,000

Garcia's (1)
  March 26, 2000                            14               41                         $    145,300
  March 28, 1999                            14               41                         $    159,600

Roma Foods
  March 26, 2000                             5               15                         $    139,000
  March 28, 1999                             2                6                         $    147,600


(1) Excludes the Garcia's concession operation at BankOne Ball Park in Phoenix, Arizona.


     Average monthly sales per unit for Garfield's increased by $3,000 or 2.8% during the first quarter of 2000 versus 1999. This increase is primarily attributable to successful specials being advertised in more markets on both local and cable television. In addition, the Company believes additional management training programs at the store level have increased store efficiencies.

     Average monthly sales per unit for Garcia's decreased by $14,300 or 8.9%. This decrease is primarily due to sales decreases in the Phoenix, Arizona market resulting from a vendor contaminated food product problem and the related negative publicity. However, it should be noted the 1999 sales levels reflect deep discounted, heavily advertised promotions. The 2000 sales utilized full priced promotions without benefit of deep discount advertising support which had a more favorable affect on unit level profits.

     Average monthly sales per unit for ROMA decreased by $8,600 or 5.8%. This increase is primarily due to the addition of two Bellini's and one Tommy's Restaurants in May of 1999.


     Franchise fees and continuing royalties decreased to $39,000 during the quarter ended March 26, 2000, versus $68,000 during the quarter ended March 28, 1999. This decrease is primarily due to the closing of one licensed Garcia's Restaurant in the quarter. One new franchised restaurant was opened during the quarter ended March 26, 2000.

     Other income for the quarter ended March 26, 2000 was $122,000 as compared to the previous year's amount of $102,000. During the first quarter of 1999.

COSTS AND EXPENSES

     The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                                       Thirteen Weeks Ended
                                                    ---------------------------
                                                     March 26,        March 28,
                                                       2000             1999
                                                    ----------       ----------
Garfield's:
  Costs of sales .............................            27.8%            27.8%

  Labor costs ................................            28.4%            28.3%
                                                    ----------       ----------

    Total ....................................            56.2%            56.1%
                                                    ==========       ==========

Garcia's (1):
  Costs of sales .............................            25.0%            26.0%

  Labor costs ................................            30.4%            28.3%
                                                    ----------       ----------

    Total ....................................            55.4%            54.3%
                                                    ==========       ==========

Roma Foods:
  Costs of sales .............................            30.5%            29.9%

  Labor costs ................................            30.1%            29.3%
                                                    ----------       ----------

    Total ....................................            60.6%            59.2%
                                                    ==========       ==========

Total Company:
  Costs of sales .............................            27.3%            27.4%

  Labor costs ................................            29.0%            28.3%
                                                    ----------       ----------

    Total ....................................            56.3%            55.7%
                                                    ==========       ==========


(1) Includes Carlos Murphy's for the period ended March 28, 1999 converted to a Garcia's during the period ended March 26, 2000.

     Costs of sales as a percentage of food and beverage sales for Garfield's in the quarters ended March 28, 1999 and March 26, 2000 was 27.8%.

     Garcia's costs of sales as a percentage of food and beverage sales decreased to 25.0% in the quarter ended March 26, 2000 versus 26.0% in the quarter ended March 28, 1999. This decrease primarily relates to completion of recent menu development.

     Labor costs for Garfield's increased to 28.4% of food and beverage sales during the quarter ended March 26, 2000, versus 28.3% during the 1999 comparable period.

     Garcia's labor costs increased to 30.4% of food and beverage sales during the quarter ended March 26, 2000, versus 28.3% in the quarter ended March 28, 1999. This increase is due primarily to lower unemployment rates and regional labor shortages.

     Labor cost in ROMA Foods increased to 30.1% during the quarter ended March 26, 2000 versus 29.3% during the 1999 comparable period. This increase was due to the acquisition of the two Bellini's and Tommy's Restaurants in the second quarter of 1999. These restaurants are more labor intensive than the other ROMA restaurants.

     For the quarter ended March 26, 2000, operating expenses as a percentage of food and beverage sales decreased to 60.7% from 60.8% in the quarter ended March 28, 1999. This decrease principally relates to decreased advertising, marketing and occupancy costs during the quarter ended March 26, 2000, partially offset by increased labor costs in Garfield's and Garcia's.

     Restaurant pre-opening costs, which are expensed as incurred, were $209,000 in the quarter ended March 26, 2000 (.8% of food and beverage sales) versus $99,000 (0.4% of food and beverage sales) in the comparable period in 1999. One restaurant was opened in the first quarter of both 1999 and 2000. In addition, one Carlos Murphy Restaurant was converted to a Garcia's and opened in this quarter.

     During the quarters ended March 26, 2000 general and administrative costs decreased to 5.4% from 6.2% in the quarter ended March 28, 1999. This decrease in costs is primarily due to increased sales and the Company's continued program of cost reduction and continued policy of rewarding employees for finding and implementing cost savings in all G & A areas.

     Depreciation and amortization expense increased during the first quarter of 2000 to $955,000 (3.8% of food and beverage sales) compared to $843,000 (3.7% of food and beverage sales) in 1999. The increase primarily relates to the increase in net assets subject to depreciation and amortization in 2000 versus 1999 because of the opening or acquisition of new restaurants, the remodel of existing restaurants, and the installation of new point-of-sale register systems in most Garcia's locations and certain Garfield's locations since March 28, 1999.

     Interest expense during the first quarter of 2000 was $224,000 (.9% of total revenues) versus $146,000 (0.6% of total revenues) in the first quarter of 1999.

INCOME TAXES

     The Company's provision for income taxes was $93,000 during the first quarter of 2000 versus $104,000 during 1999. The effective tax rate for the Company during the first quarter of 2000 was 22% versus 29.6% during the previous year's first quarter.

EARNINGS PER SHARE AMOUNTS

     Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,997,262 and 3,518,991 in the quarters ended March 26, 2000 and March 28, 1999, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 3,094,165 and 3,725,381 for the quarters ended March 26, 2000 and March 28, 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 26, 2000, the Company's current ratio was .35 to 1 compared to
0.40 to 1 at December 26, 1999. The Company's working capital was $(7,691,000) at March 26, 2000 versus $(8,320,000) at December 26, 1999. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

     During the quarter ended March 26, 2000, the Company had net cash used in operating activities of $(225,000) as compared to net cash provided by operating activities of $584,000 during the comparable 1999 period.

     The Company plans to open up to six units during 2000 in restaurant locations leased in regional malls and in free-standing sites. In addition, the Company has entered into a letter of intent to acquire ten Harrigan's Restaurants and anticipates the transaction to be completed in the second quarter of 2000. The Company believes the cash generated from its operations and borrowing availability under a new credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2000.

     In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of March 26, 2000, the Company had outstanding borrowings of approximately $4,130,000 of outstanding borrowings under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.75% (7.86% as of March 26, 2000). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit has a two-year term with maturity in February 2001. In addition, the Company has received a commitment from its lender to extend the final maturity date to April, 2002. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level.

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

     In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of March 26, 2000, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to March 26, 2000.

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


                                        EATERIES, INC.
                                        Registrant


Date:  May 1, 2000                      By: /s/ BRADLEY L. GROW
                                            ------------------------------------
                                            Bradley L. Grow
                                            Vice President
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27              Financial Data Schedule