Form 10-K/A
period 1999-12-26
EATERIES INC
filed 2000-05-10
CIK 796369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K/A

                                AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999.

Commission file number 0-14968

                                 EATERIES, INC.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                             73-1230348
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   1220 South Santa Fe, Edmond, Oklahoma 73003
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (405) 705-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.002 Par Value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [x]

     The aggregate market value of common stock held by non-affiliates of the registrant on April 15, 2000 was approximately $4,913,622. The registrant has assumed that its directors and officers are the only affiliates for purposes of this calculation.

     The number of shares outstanding of the registrant's common stock was 3,034,696 shares of $0.002 Par Value Common Stock as of April 15, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS

     This section shows each of the directors of Eateries, Inc., his or her age, a brief description of his or her recent business experience (including present occupation and employment), certain directorships held the director and the year in which he or she became a director of Eateries, Inc. All of the directors were elected at the Eateries, Inc. Annual Meeting of the Shareholders held on June 22, 1999.

             NAME, AGE AND BUSINESS EXPERIENCE; OTHER DIRECTORSHIPS

JAMES M. BURKE                      VICE PRESIDENT AND CHIEF OPERATING OFFICER, ASSISTANT SECRETARY AND A DIRECTOR SINCE 1987. Mr.
Age 38                              Burke joined Eateries, Inc. in October 1984 as General Manager of the first Garfield's restaurant. Eateries, Inc. promoted him to Supervisor in March 1985 and to Vice President in
                                    August 1985. Mr. Burke is responsible for restaurant construction and development, restaurant and corporate operations, personnel planning, new product development and vendor relationships.
                                    From 1979 to 1984, Mr. Burke worked as a management trainer and General Manager for Chi-Chi's
                                    Mexican Restaurants. Mr. Burke serves as a director of the Meadows Center for Retarded Adults.

PHILIP FRIEDMAN (1)                 DIRECTOR SINCE 1992. Mr. Friedman served as a director of Eateries, Inc. from 1986 until 1991
Age 53                              when he became an advisory director. He served as an advisory director until November 1992, when
                                    Eateries, Inc. appointed him to the Board of Directors to fill the vacancy created by the death of Mr. George H. Marx. Mr. Friedman is the President of McAlister's Corporation, operator and franchisor of the McAlister's Deli Restaurant chain. He is also Chairman of the Board for Rosti
                                    Restaurants and is the President and principal shareholder of P. Friedman & Associates, Inc., a food management and consulting company based in Rockville, Maryland. From 1984 through 1986, he was Vice President of Finance and Administration for Cini-Little International, Inc., the
                                    largest food service consulting firm in the United States. While with P. Friedman & Associates,
                                    Inc., Mr. Friedman has taken interim executive positions with certain clients. In 1996, Mr.
                                    Friedman was named interim President of Panda Management Company, Inc., a national chain of restaurants serving Chinese

                                    food. In 1990, he became the Chief Financial Officer of Service America Corporation during its financial and organizational restructuring. Service America Corporation filed for reorganization under Chapter 11 of the Federal bankruptcy laws approximately 18 months after Mr. Friedman resigned as Chief Financial Officer. Mr. Friedman graduated from the University of Connecticut with Bachelors and Masters degrees and received his MBA from the Wharton School of Business at the University of Pennsylvania. Mr. Friedman serves as a director of Roadhouse Grill, Inc.,
                                    Paramark Enterprises, Inc. and Romacorp, Inc. Roadhouse Grill, Inc. and Paramark Enterprises,
                                    Inc. are both publicly-owned corporations.

THOMAS F. GOLDEN (1) (2)            DIRECTOR SINCE 1991. Mr. Golden is a shareholder and director of the law firm of Hall, Estill,
Age 57                              Hardwick, Gable, Golden & Nelson, P.C., an Oklahoma law firm with offices in Tulsa and Oklahoma
                                    City. Mr. Golden has been with this firm since 1967. He served as outside general counsel for
                                    Williams Realty Corp. (1974-1987), a real estate developer of major downtown mixed-use centers, including Tabor Center in Denver, Colorado and River Center in San Antonio, Texas. He holds a
                                    Bachelor of Science degree in Economics from Oklahoma State University and a Juris Doctorate from the University of Tulsa. He is a member of the Urban Land Institute and a board member of
                                    DTU, Ltd., American Red Cross and Midwesco Industries, Inc.

LARRY KORDISCH (1) (2)              DIRECTOR SINCE 1997. Mr. Kordisch was appointed to fill a vacancy in the Board of Directors in
Age 52                              April 1997. Mr. Kordisch is a financial consultant. He was the Executive Vice President -
                                    Finance and Chief Financial Officer of Homeland Stores, Inc., a leading retail grocery store chain based in Oklahoma City, Oklahoma, from February 1995 to May 1998. While at Homeland he was responsible for finance, accounting, risk management, and information technology functions. From
                                    1985 to 1995, Mr. Kordisch served as Executive Vice President - Finance and Administration,
                                    Chief Financial Officer and member of the Board of Directors of Scrivner, Inc., a $6 billion food distribution company. Mr. Kordisch holds a Bachelor of Science in Business Administration degree from the University of Colorado.

EDWARD D. ORZA                      DIRECTOR SINCE 1984. Mr. Orza has served as Chairman of the Board and President of Brockway
Age 49                              Truck Sales, Inc., a heavy-duty

                                    truck parts distributor in New York, since August 1983. From September 1975 through August, 1983
                                    Mr. Orza served as Secretary/Treasurer and a director of TriCounty Crane Carriers, Inc., which engaged in new truck sales. Mr. Orza is Dr. Vincent F. Orza, Jr.'s cousin.

PATRICIA L. ORZA                    SECRETARY AND A DIRECTOR SINCE 1984. Prior to ceasing active employment in 1982, Ms. Orza
Age 46                              worked in management and purchasing positions with several retail stores. Ms. Orza earned a
                                    Bachelors degree from the University of Central Oklahoma in 1980. Ms. Orza is Dr. Vincent F.
                                    Orza, Jr.'s wife.

DR. VINCENT F. ORZA, JR.            CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER SINCE THE COMPANY'S
Age 49                              ORGANIZATION IN JUNE 1984. Dr. Orza created the Garfield's Restaurant & Pub concept with Vice
                                    President and Chief Operating Officer, James M. Burke. Before that time, Dr. Orza was Senior
                                    Vice President of Marketing and Administration at a franchisee of Chi-Chi's Mexican Restaurants.
                                    Dr. Orza also operates Advertising and Marketing Associates, an Oklahoma City-based, market research and advertising company.

                                    Dr. Orza is a speaker, panelist, and organizer of numerous national restaurant conferences and conventions. He serves as a director of the Oklahoma Restaurant Association, the Juvenile
                                    Diabetes Foundation and the Oklahoma Leukemia Society, Chairman of the United Cerebral Palsy
                                    Telethon of Oklahoma, and was a 1990 candidate for Governor of the State of Oklahoma.

                                    Dr. Orza also served as Business and Economics Editor and News Anchor for KOCO-TV, an ABC news affiliate, where he received numerous national awards for excellence in business journalism. He was also a tenured professor in Oklahoma's largest school of business at the University of
                                    Central Oklahoma. A contributor and editor of several professional textbooks, journals, and other publications, Dr. Orza was awarded several fellowships in various marketing disciplines.
                                    He holds a Doctor of Education degree from the University of Oklahoma and Bachelor of Science in
                                    Business and Master of Education degrees from Oklahoma City University.

----------------
(1)  The director is a member of the Audit Committee.
(2)  The director is a member of the Compensation Committee.

INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS

     This section shows each of the executive officers currently serving Eateries, Inc., his or her age, all positions and offices held, his or her tenure in such office and, for those executives officers who are not also directors, a brief description of his or her recent business experience. All of the officers serve at the pleasure of the Board of Directors, except that certain officers have employment agreements with Eateries, Inc. which are described in Item 11. No officer has any arrangement with any other person about their selection to serve in such position.

    Name, Age, All Positions Held with Eateries, Inc. and Business Experience

DR. VINCENT F. ORZA, JR.            CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER SINCE THE COMPANY'S
Age 49                              ORGANIZATION IN JUNE 1984. Dr. Orza created the Garfield's Restaurant & Pub concept with Vice
                                    President and Chief Operating Officer, James M. Burke.

JAMES M. BURKE                      VICE PRESIDENT AND CHIEF OPERATING OFFICER, ASSISTANT SECRETARY AND A DIRECTOR SINCE 1987. Mr.
Age 38                              Burke joined Eateries, Inc. in October 1984 as General Manager of the first Garfield's restaurant. Eateries, Inc. promoted him to Supervisor in March 1985 and to Vice President in
                                    August 1985.

BRADLEY L. GROW                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY. Mr. Grow joined Eateries, Inc.
Age 43                              in July 1998. From 1979 through 1981, Mr. Grow was with Touche Ross and Company (now Deloitte and Touche) an international accounting firm in their London, England office. In 1982 he was employed by Grant Thornton and Company, an international accounting firm, and from 1983 to 1984 was the Chief Financial Officer of the Harper Companies. From 1985 to July 1998, Mr. Grow was
                                    the Managing Partner and Principle Owner of Grow and Company, a CPA firm with offices in three states where he specialized in mergers, acquisitions and business structure work. Mr. Grow is a
                                    Certified Public Accountant and holds a Bachelor of Science degree in Accounting and a Masters of Business Administration degree from the University of Central Oklahoma. Mr. Grow is on the board of visitors at the University of Tulsa, and is on the board of directors of Azienda
                                    Acricola San Damiano, Italy; The Sabake Fruit Company, Kenya; Quail Energy Company and several other companies and charities.

PATRICIA L.  ORZA                   SECRETARY AND A DIRECTOR. Ms. Orza has been Secretary of Eateries, Inc. and a director since
Age 46                              1984.

MARC A. BUEHLER                     VICE PRESIDENT OF MARKETING. Mr. Buehler joined Eateries, Inc. in March 1999 as Vice President
Age 30                              of Marketing. Mr. Buehler is responsible for the long-term strategic marketing efforts of
                                    Eateries, Inc., including advertising, menu development, product research and development, consumer research and support. From 1996 until joining Eateries, Inc., Mr. Buehler was Franchise
                                    Marketing Manager for Applebee's International, Inc., operator and franchisor of the world's largest casual dining concept, Applebee's Neighborhood Grill & Bar. From 1992 to 1996, Mr.
                                    Buehler was employed by ESPN as an account executive. Mr. Buehler holds a Bachelor of Science degree in Business Administration and a Master of Science degree in Advertising Management, both from the University of Kansas.

LAURENCE M. BADER                   VICE PRESIDENT OF FRANCHISE DEVELOPMENT. Mr. Bader joined Eateries, Inc. in 1999, as Vice
Age 55                              President of Franchise Development. Mr. Bader is responsible for creating a Franchising
                                    Department for Garfield's Restaurant and Pub and for developing franchising locations, both domestically and internationally. He consults with franchisees on real estate and construction, and manages a franchise relations team. Mr. Bader brings more than 30 years of experience in franchising, franchise relations, development, and restaurant operations from Kentucky Fried
                                    Chicken Corp., Marriott, Pizzeria Uno and, most recently, from Applebee's International, where he established and grew the franchise business from 115 restaurants in 1990 to the 1100 they operate today. He has developed franchisee's in 49 of the 50 states, Canada, Mexico, the
                                    Caribbean and Europe. Mr. Bader holds a Marketing degree from the University of Maine. He is a member of the International Council of Shopping Centers, and has represented his companies as a member and presenter at conventions of the International Franchise Association.


                  Section 16(a) Beneficial Reporting Compliance

     Based on its review of Forms 4 and 5 provided to it for 1999, Eateries, Inc. believes that all reporting persons complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     This table shows the compensation paid over the last three year to the Chief Executive Officer and other executive officers who received compensation of $100,000 or more in 1999.

                           SUMMARY COMPENSATION TABLE


                                             Annual Compensation                             Long-Term
                                             -------------------                           Compensation
                                                                                              Awards
                                                                                            -----------
                                                                                            # of Shares
                                                                                            Underlying        All other
       Name and                                                           Other Annual     Stock Options    Compensation
  Principal Position                Year     Salary (1)     Bonus         Compensation       Granted            (2)
  ------------------                ----     ----------     -----         ------------     -------------    ------------
Vincent F. Orza, Jr.                1999     $300,758           --        $ 11,000 (3)      20,000 (4)           --
Chairman of the Board,              1998      232,873      100,000          12,500 (3)      20,000 (4)          365
President and                       1997      208,450       50,000           6,000 (3)      20,000 (4)          285
Chief Executive Officer

James M. Burke                      1999     $180,341           --        $ 11,000 (3)      10,000               --
Vice President, Chief               1998      160,764       50,000          12,500 (3)      10,000              161
Operating Officer,                  1997      146,110       30,000           6,000 (3)      10,000              133
Assistant Secretary and
Director

Brad Grow                           1999     $150,000           --              --              --               --
Vice President, Chief               1998           --           --              --              --               --
Financial Officer and               1997           --           --              --              --               --
Assistant Secretary


(1) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers. Amounts shown also include automobile allowances as follows: Orza $8,450; Burke $6,110 and Grow $0 ($14,560 for the group).
(2) Amounts shown under this column represent the premiums paid by Eateries, Inc. under split-dollar life insurance plans. Under these plans, Eateries, Inc. pays the premiums for life insurance issued to the named executive. Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the executive cancels and surrenders the policy.
(3)  Amounts shown represent directors' fees.
(4)  Amount shown includes stock options granted to Dr. Orza's spouse, Patricia
     L. Orza, a director of Eateries, Inc.

OPTIONS GRANTED TABLE

     This table shows the options granted to the named executive officers who received compensation of $100,000 or more in 1999.

                             OPTIONS GRANTED IN 1999

                                                                                       Potential Realized Value at
                                    # of Shares  % of Total                              Assumed Annual Rates of
                                    Underlying    Options                              Stock Price Appreciation for
                                      Options    Granted to    Exercise    Expiration          Option Term
                          Date of   Granted in   Employees     Price (2)      Date     ----------------------------
     Name                  Grant       1999      in 1999 (1)   ($ share)    (Mo/Yr)        5% (3)        10% (4)
     ----                 -------   ----------   -----------   ---------   ----------    --------        -------
Vincent F. Orza, Jr.      7/20/99     20,000 (5)   11.7%        $3.563       7/7/04        19,685         42,499
James M. Burke            7/20/99     10,000        5.8%        $3.563       7/7/04         9,843         21,749
Brad Grow                   --         --            --           --           --            --            --


(1)  Includes options granted to non-employee directors.
(2)  Exercise price was market price on date of grant.
(3)  Assumes 5% annual increase in stock price over term of option.
(4)  Assumes 10% annual increase in stock price over term of option.
(5) Includes options granted to Dr. Orza's spouse, Ms. Patricia L. Orza, a director of Eateries, Inc.

OPTIONS EXERCISED TABLE

     This table shows options exercised by the named executive officers (who received compensation of $100,000 or more in 1999) and the value of their outstanding options measured by the closing price of Eateries, Inc.'s common stock on December 26, 1999.

         AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

                                 Shares       Value     Number of Shares Underlying     Value of Unexercised in-the-
                              Acquired on   Realized   Unexercised Options at FY-End      Money Options at FY-End
           Name                 Exercise       (1)     (#) Exercisable/Unexercisable   ($) Exercisable/Unexercisable
           ----               -----------   --------   -----------------------------   -----------------------------
Vincent F. Orza, Jr. (2)(3)       --           --            280,000/70,000                  56,240/12,5000
James M. Burke (2)                --           --            120,000/30,000                  23,120/5,000
Brad Grow                         --           --            60,000/90,000                   -- /--

(1)  Market value at exercise date less exercise price.
(2) The options held by Dr. Vincent F. Orza, Jr. and Mr. James M. Burke include options received for service as directors of Eateries, Inc.
(3) The information shown for Dr. Orza includes the beneficial ownership of director options for 50,000 shares held by his spouse, Ms. Patricia Orza.

OMNIBUS EQUITY COMPENSATION PLAN

     Under the Omnibus Equity Compensation Plan of Eateries, Inc., the Board of Directors may grant stock options, restricted stock or other derivative securities to Eateries, Inc. employees. Currently, Eateries, Inc. has issued non-qualified stock options to key employees to acquire a total of 1,606,000 shares of common stock. Options to acquire 951,500 shares of employee stock options have been exercised and options to acquire 517,500 shares remain outstanding. The Omnibus Plan also includes an employee stock purchase plan.

     At the time of his or her initial election, Eateries, Inc. issues each director (including both outside and employee directors) options for 50,000 shares of common stock. Once a director serves for more than five years, Eateries, Inc. grants the director annual stock options of 10,000 shares upon re-election. Under the Omnibus Equity Compensation Plan, Eateries, Inc. may not grant options at an exercise price which is less than 85% of the fair market value of the common stock on the date of grant. Eateries, Inc. grants all director options at fair market value on the date of grant.

     Currently, 387,417 shares of common stock are reserved for issuance under currently outstanding director options. Directors may exercise their initial options at the rate of 20% per year beginning on the first anniversary of a director's initial election to the Board of Directors (or, as to directors elected before 1988, beginning in 1989). Directors may exercise their re-election options one full year from the date of grant. All director options have a term of five years from the start of the exercise period, subject to a one year extension to the estate of a deceased director. Directors may not transfer their options except by will or the laws of descent.

     Under the Omnibus Equity Compensation Plan, if there is a change in control of Eateries, Inc., all unvested stock options will vest and all outstanding stock options or other plan awards will be cashed out unless the Compensation Committee determines otherwise.

EMPLOYMENT AGREEMENTS WITH THE CHIEF EXECUTIVE OFFICER
AND CERTAIN OTHER EXECUTIVE OFFICERS

     Eateries, Inc. has employment agreements with Dr. Vincent F. Orza, Jr. and Mr. James M. Burke, dated as of October 1, 1995, and with Bradley L. Grow dated as of September 30, 1998. The employment agreements with Dr. Orza and Mr. Burke provide for three-year terms which, unless terminated, automatically renew for additional one-year terms on each December 31. The employment agreement with Mr. Grow has an indefinite term and may be terminated by Eateries, Inc. or Mr. Grow for any reason upon ninety days advance written notice. The current base salary of each executive under his or her respective employment agreement is as follows:

o  Vincent F. Orza, Jr.    $292,308

o  James M. Burke          $174,231

o  Bradley L. Grow         $150,000

     If Dr. Orza or Mr. Burke should die during the term of his employment agreement, Eateries, Inc. will pay his estate an amount equal to two years' salary out of the proceeds of the key man life insurance policy maintain on the executive's life. If Mr. Grow should die during the term of his agreement, Eateries, Inc. will pay his estate regular installments of base salary for one year from the date of his death.

     STOCK PUT AGREEMENTS. If Dr. Orza or Mr. Burke should die, the executive's estate or other legal representative has the right (but not the obligation) to compel Eateries, Inc. to purchase all or part of the common stock:

     o    owned by or under stock options to the executive;

     o owned by the executive's immediate family members (i.e. spouse or children); or

     o controlled by the executive or his immediate family members through trusts, partnerships, corporations or other entities on the date of the executive's death.

     Eateries, Inc. will pay for any compelled purchase of stock out of (and limited to) the proceeds of the key man life insurance policies it holds on the executive.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Thomas Golden, a member of The Board of Directors' Audit and Compensation Committees, is a shareholder and director of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (an Oklahoma law firm with offices in Tulsa and Oklahoma City), the primary outside law firm of Eateries, Inc. Eateries, Inc. incurred legal fees of $224,778 with the law firm in 1999.

DIRECTORS' COMPENSATION

     During 1999, Eateries, Inc. compensated the directors as follows:

ANNUAL FEE     Eateries, Inc. paid each director an annual retainer fee of
               $10,000 (paid in quarterly installments).

MEETING FEE    Eateries, Inc. paid each director $500 for each board meeting, committee meeting or travel day.

STOCK OPTIONS  Eateries, Inc. also grants each director stock options upon his or her initial election as a director and additional options after five years of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

INFORMATION ABOUT EATERIES, INC. COMMON STOCK OWNERSHIP

     This table shows, as of April 15, 2000, all of the persons we know to be "beneficial owners" (1) of more than five percent of Eateries, Inc. common stock. This table also shows the beneficial ownership of each director and executive officer of Eateries, Inc. (even if he or she owns less that five percent of the common stock) and all of our directors and executive officers and as a group.

                                                   Directly          Presently          Shares Beneficially Owned (4)
                                                    Owned           Exercisable         -----------------------------
         Name                                     Shares (2)     Stock Options (3)        Number             Percent
         ----                                     ----------     -----------------        ------             -------
Vincent F. Orza, Jr.                               385,353            340,000             725,353             21.7%
Patricia L. Orza
2001 Cambridge Way
Edmond, Oklahoma

Edward D. Orza                                     448,900             40,000             488,900             16.1%
45 Lounsbury Rd.
Croton-on-Hudson, New York

James M. Burke                                     190,345            140,000             330,345             10.5%
6701 Reed Dr.
Oklahoma City, Oklahoma

Bradley L. Grow                                     15,000             60,000              75,000              2.5%

Marc Buehler                                            --              5,000               5,000               .2%

Laurence M. Bader                                       --             10,000              10,000               .3%

Philip Friedman                                     49,332             40,000              89,332              2.9%

Thomas F. Golden                                    23,255             41,367              64,622              2.1%

Larry Kordisch                                       5,000             30,000              35,000              1.2%

Directors and Executive Officers  as a           1,117,185            706,367           1,823,552             49.2%
group (10 persons)


(1) "Beneficial ownership" is a technical term broadly defined by the Securities Exchange Commission to mean more than ownership in the usual sense. So, for example, you "beneficially" own Eateries, Inc. common stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) have (or share) the power to vote the stock, or to sell it, or if you have the right to acquire it within 60 days.
(2) This column excludes shares which the shareholder has the right to acquire by exercising stock options.
(3) This column shows the number shares the shareholder may acquire though the exercise of presently exercisable stock options or stock options which will become exercisable within 60 days of April 15, 2000.
(4) This column includes shares directly owned and shares subject to presently exercisable stock options as described in footnotes (1), (2) and (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Eateries, Inc. has a policy that requires that any transactions between Eateries, Inc. and its officers, directors, and affiliates be on terms no less favorable to Eateries, Inc. than those that it could obtain from unrelated third parties.

     Eateries, Inc. has employed the firm of Advertising & Marketing Associates, which is owned by Dr. Vincent F. Orza, Jr., as its advertising agency. The firm purchases most of Eateries, Inc.'s electronic, outdoor and print media advertising, and has provided creative materials and marketing research. Eateries, Inc. paid the firm $1,454,264 for media costs in 1999, from which it retained standard agency discounts. Dr. Orza represents that the 1999 discounts were approximately $131,844 net of expenses. The firm does not charge Eateries, Inc. for creative or marketing research. Eateries, Inc. believes that the arrangement with Advertising & Marketing Associates is consistent with its policy on transactions with directors and in the best interest of Eateries, Inc.

     Eateries, Inc. leases its corporate offices in Edmond, Oklahoma from Great Places, L.L.C., an entity which is owned by Dr. Orza, Jr. and Messrs. Burke and Grow. Eateries, Inc.'s lease with Great Places commenced in June, 1999, and Eateries, Inc. paid a total of $62,300 in rent to Great Places in 1999. The lease requires Eateries, Inc. to pay monthly rental to Great Places of $8,900, and remains in effect until June, 2014.

     The Shawnee Oklahoma Garfield's Restaurant is leased from Great Places of Shawnee, L.L.C., an entity owned by Dr. Orza and Messrs. Burke and Grow. Eateries, Inc.'s lease with Great Places of Shawnee commenced in October, 1999, and Eateries, Inc. paid a total of $27,000 in rent in 1999. The lease requires Eateries, Inc. to pay monthly rental to Great Places of Shawnee of $9,000, and remains in effect until October, 2014.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant, Eateries, Inc., in the capacities and on the date indicated.

/s/ VINCENT F. ORZA, JR.           Chairman of the Board, President,               5/10/00
--------------------------         Chief Executive Officer and Director         --------------
Vincent F. Orza, Jr.                                                               (date)

/s/ BRADLEY L. GROW                Vice President, Chief Financial                 5/10/00
--------------------------         Officer and Assistant Secretary              --------------
Bradley L. Grow                                                                    (date)

/s/ JAMES M. BURKE                 Vice President, Chief Operating Officer,        5/10/00
--------------------------         Assistant Secretary and Director             --------------
James M. Burke                                                                     (date)

/s/ EDWARD D. ORZA                 Director                                        5/10/00
--------------------------                                                      --------------
Edward D. Orza                                                                     (date)

/s/ PHILLIP FRIEDMAN               Director                                        5/10/00
--------------------------                                                      --------------
Phillip Friedman                                                                   (date)

/s/ THOMAS F. GOLDEN               Director                                        5/10/00
--------------------------                                                      --------------
Thomas F. Golden                                                                   (date)

/s/ LARRY KORDISCH                 Director                                        5/10/00
--------------------------                                                      --------------
Larry Kordisch                                                                     (date)

/s/ PATRICIA L. ORZA               Secretary and Director                          5/10/00
--------------------------                                                      --------------
Patricia L. Orza                                                                   (date)
