Form 10-Q
period 2000-06-25
EATERIES INC
filed 2000-08-09
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended June 25, 2000.

Commission File Number: 0-14968
                       --------------------------------------------------------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oklahoma                                  73-1230348
---------------------------------------        --------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          1220 S. Santa Fe Ave.
            Edmond, Oklahoma                               73003
----------------------------------------       --------------------------------
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

[X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 2000, 3,064,696 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements


         Condensed Consolidated Balance Sheets
                  June 25, 2000 (unaudited) and
                  December 26, 1999.....................................      4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended June 25, 2000
                  and June 27, 1999.....................................      5

                  Twenty-six weeks ended June 25, 2000
                  and June 27, 1999.....................................      6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Twenty-six weeks ended June 25, 2000
                  and June 27, 1999.....................................      7

         Notes to Condensed Consolidated Financial
               Statements (unaudited)...................................      8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..................................................     12


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K............................     22

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         June 25,         December 26,
                                                           2000               1999
                                                       ------------      ------------
                                                       (unaudited)
                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................     $  1,361,076      $  2,243,332
     Receivables .................................        1,110,278         1,524,318
     Deferred income taxes .......................          226,000           226,000
     Inventories .................................          849,473           937,098
     Other .......................................        1,101,644           685,024
                                                       ------------      ------------
         Total current assets ....................        4,648,471         5,615,772
                                                       ------------      ------------

PROPERTY AND EQUIPMENT ...........................       54,604,425        50,290,249
Less landlord finish-out allowances ..............      (17,060,610)      (16,304,266)
Less accumulated depreciation and
     amortization ................................      (14,981,359)      (13,080,932)
                                                       ------------      ------------
         Net property and equipment ..............       22,562,456        20,905,051
                                                       ------------      ------------

DEFERRED INCOME TAXES ............................        1,100,224         1,143,171
GOODWILL, net ....................................        2,689,601         2,707,062
OTHER ASSETS, net ................................          790,385           718,339
                                                       ------------      ------------
                                                       $ 31,791,137      $ 31,089,895
                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ............................     $  7,215,295      $  7,035,152
     Accrued liabilities .........................        3,970,072         5,672,466
     Current portion of long-term
         obligations .............................        1,228,571         1,228,571
                                                       ------------      ------------
             Total current liabilities ...........       12,413,938        13,936,189
                                                       ------------      ------------

OTHER NONCURRENT LIABILITIES .....................          721,079           736,363
                                                       ------------      ------------
LONG-TERM OBLIGATIONS, net of
     current portion .............................       11,176,292         9,092,131
                                                       ------------      ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued ................               --                --
     Common stock ................................            8,830             8,816
     Additional paid-in capital ..................       10,125,794        10,114,079
     Retained earnings ...........................        4,241,925         4,099,038
                                                       ------------      ------------
                                                         14,376,549        14,221,933
     Treasury stock, at cost,
         1,380,399 shares at June 25, 2000 and
         December 26, 1999, respectively .........       (6,896,721)       (6,896,721)
                                                       ------------      ------------

             Total stockholders' equity ..........        7,479,828         7,325,212
                                                       ------------      ------------
                                                       $ 31,791,137      $ 31,089,895
                                                       ============      ============

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                      Thirteen Weeks Ended
                                                    June 25,          June 27,
                                                      2000              1999
                                                  ------------      ------------
REVENUES:
     Food and beverage sales ................     $ 24,562,711      $ 22,714,590
     Franchise fees and royalties ...........           84,575            68,369
     Other income ...........................          149,606           104,363
                                                  ------------      ------------
                                                    24,796,892        22,887,322
                                                  ------------      ------------
COSTS AND EXPENSES:
     Costs of sales .........................        6,715,224         6,261,509
     Operating expenses .....................       15,370,576        14,338,364
     Pre-opening costs ......................          311,000           183,000
     General and administrative .............        1,381,565         1,473,952
     Depreciation and amortization ..........          986,515           878,932
     Interest expense .......................          257,752           207,464
                                                  ------------      ------------
                                                    25,022,632        23,343,221
                                                  ------------      ------------

LOSS BEFORE INCOME TAXES ....................         (225,740)         (455,899)

PROVISION FOR INCOME TAXES ..................          (45,162)         (119,746)
                                                  ------------      ------------

NET LOSS ....................................     $   (180,578)     $   (336,153)
                                                  ============      ============

NET LOSS PER COMMON SHARE ...................     $       (.06)     $       (.11)
                                                  ============      ============

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION .........................     $        N/A      $        N/A
                                                  ============      ============


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                          Twenty-six Weeks Ended
                                                         June 25,         June 27,
                                                           2000             1999
                                                       ------------     ------------
REVENUES:
     Food and beverage sales .....................     $ 49,509,225     $ 45,619,047
     Franchise fees and royalties ................          123,823          136,207
     Other income ................................          272,023          205,888
                                                       ------------     ------------
                                                         49,905,071       45,961,142
                                                       ------------     ------------
COSTS AND EXPENSES:
     Costs of sales ..............................       13,528,447       12,531,258
     Operating expenses ..........................       30,510,045       28,263,226
     Pre-opening costs ...........................          520,000          282,000
     General and administrative ..................        2,733,066        2,914,445
     Depreciation and amortization ...............        1,941,609        1,721,972
     Interest expense ............................          481,314          353,214
                                                       ------------     ------------
                                                         49,714,481       46,066,115
                                                       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES ................          190,590         (104,973)

PROVISION FOR INCOME TAXES .......................           47,648          (15,746)
                                                       ------------     ------------

NET INCOME (LOSS) ................................     $    142,942     $    (89,227)
                                                       ============     ============

NET INCOME (LOSS) PER COMMON SHARE ...............     $        .05     $       (.03)
                                                       ============     ============

NET INCOME PER COMMON SHARE
  ASSUMING DILUTION...............................     $        .05     $        N/A
                                                       ============     ============

            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                        Twenty-six Weeks Ended
                                                                       June 25,          June 27,
                                                                         2000              1999
                                                                      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net income (Loss) ...........................................     $   142,942      $   (89,227)
    Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation & amortization ........................       1,941,609        1,721,972
             Deferred income taxes ..............................          22,818          (39,746)
             (Increase) decrease in:
                   Receivables ..................................         414,040         (273,852)
                   Inventories ..................................          87,625           89,681
                   Other ........................................        (416,620)         (18,786)
             Increase (decrease) in:
                   Accounts payable .............................         180,143         (756,928)
                   Accrued liabilities ..........................      (1,702,394)         382,503
                   Other noncurrent liabilities .................         (15,284)         116,451
                                                                      -----------      -----------
                       Total adjustments ........................         511,937        1,221,293
                                                                      -----------      -----------
Net cash provided by operating activities .......................         654,879        1,132,066
                                                                      -----------      -----------
Cash flows from investing activities:
    Capital expenditures ........................................      (4,314,177)      (2,226,322)
    Landlord allowances .........................................         756,344          232,741
    Net cash paid for restaurant acquisitions ...................              --         (673,890)
    Payments received on notes receivable .......................              --            2,763
    (Increase) in other assets ..................................         (72,046)         (81,063)
                                                                      -----------      -----------
Net cash (used in) investing activities .........................      (3,629,879)      (2,745,771)
                                                                      -----------      -----------
Cash flows from financing activities:
   Payments on long-term obligations ............................        (614,286)        (307,462)
     Net borrowing on long-term obligations .....................              --        5,463,333
     Borrowings under note payable ..............................              --        2,250,000
     Net borrowings under revolving credit agreement ............       2,700,000          384,702
     Proceeds from sale of common stock .........................              --
     Proceeds from exercise of stock options ....................           7,030           58,380
     Acquisition of treasury stock ..............................              --       (5,634,318)
                                                                      -----------      -----------
Net cash provided by financing activities .......................       2,092,744        2,214,635
                                                                      -----------      -----------
Net increase (decrease) in cash & cash equivalents ..............        (882,256)         600,930
Cash and cash equivalents at beginning of period ................       2,243,332        1,297,638
                                                                      -----------      -----------
Cash and cash equivalents at end of period ......................     $ 1,361,076      $ 1,898,568
                                                                      ===========      ===========

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 25, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:


                                         June 25,     December 26,
                                           2000           1999
                                        ----------     ----------
Franchisees .......................     $   44,888     $  157,238
Insurance refunds .................         74,746        309,213
Landlord finish-out allowances ....         10,000         10,000
Other .............................        980,644      1,047,867
                                        ----------     ----------
                                        $1,110,278     $1,524,318
                                        ==========     ==========


Accrued liabilities are comprised of the following:


                                         June 25,     December 26,
                                           2000           1999
                                        ----------     ----------
Compensation ......................     $2,089,582     $2,462,458
Taxes, other than income ..........      1,120,074      1,063,360
Other .............................        760,416      2,146,648
                                        ----------     ----------
                                        $3,970,072     $5,672,466
                                        ==========     ==========

Note 3 - Supplemental Cash Flow Information

Interest of $481,314 and $353,214 was paid for the twenty-six weeks ended June 25, 2000 and June 27, 1999, respectively.

For the twenty-six week periods ended June 25, 2000 and June 27, 1999, the Company had the following non-cash investing and financing activities:



                                                              Twenty-six Weeks Ended
                                                                June 25,    June 27,
                                                                  2000        1999
                                                              ---------     ---------
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options .........................       4,700      30,000
Asset write-offs related to
    restaurant closures ..................................          --      42,352
Issuance of treasury stock for
    acquisitions .........................................          --     384,702


Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of June 25, 2000, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to June 25, 2000.

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

Note 5 - Restaurant Acquisitions and Dispositions

In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owns and operates Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen and twenty-six week period ended June 27, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

In May 1999, the Company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owns and operates Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the thirteen and twenty-six week period ended June 27, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owns and operates Bellini's, a restaurant located in Edmond, Oklahoma. Assuming the acquisition had been made at the beginning of the fiscal year 1999, pro forma operating results for the thirteen and twenty-six week period ended June 27, 1999 would not be materially different than the results reported.

No Company owned restaurants were closed during the thirteen weeks ended
June 25, 2000. However, the banquet center lease at the Terre Haute, Indiana Garfield's was terminated in February, 2000. The Company terminated the lease on one underperforming Garfield's Restaurant during 1999 which was located in Shreveport, Louisiana. In addition, the Company did not renew leases and ceased operations at two other Garfield's Restaurants during 1999.

Note 6 - Earnings Per Share

The following tables set forth the computation of basic and diluted EPS for the thirteen week and twenty-six week periods ended June 25, 2000, and June 27, 1999. Diluted ESP is not calculated for periods where the company had a net loss as the results would be antidilutive:


                                                                    Thirteen Weeks Ended
                                                                  June 25,          June 27,
                                                                    2000              1999
                                                                 -----------      -----------
Numerator:
      Net income (Loss) ....................................     $  (180,578)     $  (336,153)
                                                                 ===========      ===========

Denominator:
      Denominator for basic EPS-weighted average shares
        outstanding ........................................       3,003,906        2,937,969

      Dilutive effect of nonqualified stock options .......               --               --
                                                                 -----------      -----------
        Denominator for diluted EPS ........................       3,003,906        2,937,969
                                                                 ===========      ===========
Basic EPS ..................................................     $      (.06)     $      (.11)
                                                                 ===========      ===========
Diluted EPS ................................................     $       N/A      $       N/A
                                                                 ===========      ===========



                                                                   Twenty-six Weeks Ended
                                                                  June 25,          June 27,
                                                                    2000              1999
                                                                 -----------      -----------
Numerator:
      Net income (Loss) ....................................     $   142,942     $   (89,227)
                                                                 ===========     ===========

Denominator:
      Denominator for basic EPS-weighted average shares
        outstanding ........................................       3,000,584       3,228,480

      Dilutive effect of nonqualified stock options ........          76,202              --
                                                                 -----------     -----------

        Denominator for diluted EPS ........................       3,076,786       3,228,480
                                                                 ===========     ===========

Basic EPS ..................................................     $       .05     $      (.03)
                                                                 ===========     ===========

Diluted EPS ................................................     $       .05     $      N/A
                                                                 ===========     ===========

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

INTRODUCTION

As of June 25, 2000, the Company owned and operated 71 (50 Garfield's, 16 Garcia's, two Pepperoni Grills, two Bellini's, one Tommy's Italian-American Restaurant), and seven franchised Garfield's and one licensed Garcia's restaurants. The Company currently has three additional new Garcia's under development. As of the date of this report, the entire system includes 79 restaurants of which 71 are Company-owned.

In 1999, the Company hired Mr. Larry Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company has prepared a new franchise program and an updated franchise and development agreement for Garfield's Restaurant & Pub. The development agreement is new to the Company and will allow a franchisee to have an exclusive territory in which to build out the Garfield's brand over a specified time period. During the twenty-six weeks ended June 25, 2000, the Company signed two new multi-unit franchise agreements for 15 Garfield's Restaurants in Indiana and Nebraska. In addition, management anticipates at least one additional new franchise restaurant will be completed during the calendar 2000.

The uniform franchise offering circular ("UFOC"), containing the franchise and development agreement, is registered nationally. The Company has initiated a national advertising campaign seeking prospective franchisees. The intention is to find candidates or organizations who have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and interest in developing and operating multiple casual dining restaurants.

In 1999, the Company hired Marc Buehler as Vice President of Marketing. Mr. Buehler formerly held a similar position with Applebee's. His responsibilities with the Company include a focus around one central theme--enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests' desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. The Company introduced a new menu in the 4th quarter of 1999 which has led to increases in average check and same-store sales for the Garfield concept. Key priorities for the remainder of 2000 include the continued brand image strategies for all concepts, while developing marketing programs that deliver enhanced guest satisfaction and bottom line results.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                          THIRTEEN WEEKS               TWENTY-SIX WEEKS
                                                              ENDED                         ENDED
                                                    June 25,       June 27,         June 25,       June 27,
                                                     2000            1999            2000            1999
                                                   ---------       ---------       ---------      ---------
Statements of Income Data:
Revenues:
     Food and beverage sales .................          99.1%           99.2%           99.2%          99.3%
     Franchise fees and royalties ............           0.3%            0.3%            0.3%           0.3%
     Other income ............................           0.6%            0.5%            0.5%           0.4%
                                                   ---------       ---------       ---------      ---------
                                                       100.0%          100.0%          100.0%         100.0%
Costs and Expenses:
     Costs of sales (1) ......................          27.3%           27.6%           27.3%          27.5%
     Operating expenses(1) ...................          62.6%           63.1%           61.6%          62.0%
     Pre-opening costs (1) ...................           1.3%            0.8%            1.1%           0.6%
     General and administrative ..............           5.6%            6.4%            5.5%           6.3%
     Depreciation and amortization (1) .......           4.0%            3.9%            3.9%           3.8%
     Interest expense ........................           1.0%            0.9%            1.0%           0.8%


Income (loss) before income taxes ............          (0.9)%          (2.0)%           0.4%          (0.2)%
Provision for income taxes ...................          (0.2)%          (0.5)%           0.1%           0.0%
                                                   ---------       ---------       ---------      ---------
Net income (loss) ............................          (0.7)%          (1.5)%           0.3%          (0.2)%
                                                   =========       =========       =========      =========
Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants .....................     $  24,563       $  22,715       $  49,509      $  45,619
     Franchise restaurants ...................         2,018           2,207           4,121          4,424
                                                   ---------       ---------       ---------      ---------
         Total ...............................     $  26,581       $  24,922       $  53,630      $  50,043
                                                   =========       =========       =========      =========

Number of restaurants (at end of period):
     Company restaurants .....................            71             66
     Franchise restaurants ...................             8              8
                                                   ---------      ---------
         Total ...............................            79             74
                                                   =========      =========

(1) As a percentage of food and beverage sales

RESULTS OF OPERATIONS

For the quarter ended June 25, 2000, the Company recorded a net loss of $(180,578)($.06) per common share; on revenues of $24,796,892. This compares to a net loss of $(336,153) ($0.11) per common share; for the quarter ended June 27, 1999, on revenues of $22,887,322. For the twenty-six weeks ended June 25, 2000, the Company reported net income of $142,942 $.05 per common share; compared to a net loss of $(89,227) ($0.03) per common share; for the twenty-six weeks ended June 27, 1999.

REVENUES

Company revenues for the thirteen and twenty-six week periods ended June 25, 2000, increased 8.3% and 8.6%, respectively, over the revenues reported for the same periods in 1999. The revenue increase relates primarily to increased food and beverage sales during the thirteen and twenty-six week periods in 2000. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:


                                                  Number of                         Average Monthly
                                              Operating Months                      Sales Per Unit
                                         ------------------------------    ----------------------------------
  Period                   Number of     Thirteen         Twenty-six       Thirteen           Twenty-six
   Ended                   Units Open      Weeks           Weeks            Weeks               Weeks
-------------              ----------    --------      ----------------    --------         -----------------
Garfield's:
June 25, 2000                  50          148              295            $108,636            $111,302
June 27, 1999                  46          141              285            $104,572            $105,995

Garcia's (1):
June 25, 2000                  16           46               89            $134,210            $137,833
June 27, 1999                  15           45               86            $133,765            $146,076

ROMA:
June 25, 2000                   5           15               30            $136,027            $137,400
June 27, 1999                   5           12               18            $144,913            $145,827


(1) Includes Carlos Murphy's for the period ended June 27, 1999 converted to a Garcia's in 2000.

For the thirteen weeks ended June 25, 2000, average monthly sales per unit for Garfield's increased $4,064 or 3.9% versus the quarter ended June 27, 1999. Average monthly sales per unit for Garfield's increased by $5,307 or 5.0% for the twenty-six weeks ended June 25, 2000 versus the previous year's results.

For the thirteen weeks ended June 25, 2000, average monthly sales per unit for Garcia's increased $445 or 0.3% versus the quarter ended June 27, 1999. Average monthly sales per unit for Garcia's decreased by $8,243 or 5.6% for the twenty-six weeks ended June 25, 2000 versus the previous year. This decrease is primarily due to sales decreases in the Phoenix, Arizona market resulting from a vendor contaminated food product problem and the related negative publicity. However, it should be noted the 1999 sales levels reflect deep discounted, heavily advertised promotions. The 2000 sales utilize full priced promotions without benefit of deep discount advertising support which had a more favorable affect on unit level profits.

For the thirteen weeks ended June 25, 2000, average monthly sales per unit for ROMA decreased $8,886 or 6.1% versus the same period in 1999. Average monthly sales per unit for the twenty-six weeks ended June 25, 2000 for ROMA decreased by $8,427 or 5.8% versus the twenty-six weeks ended June 27, 1999.

Franchise fees and continuing royalties decreased to $123,823 during the twenty-six weeks ended June 25, 2000 versus $136,207 during the twenty-six weeks ended June 27, 1999.

Other income for the twenty-six weeks ended June 25, 2000 was $272,023 as compared to the previous year's amount of $205,888.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:


                      Thirteen Weeks Ended   Twenty-Six Weeks Ended
                      --------------------   ----------------------
                       June 25,  June 27,      June 25,   June 27,
                         2000     1999           2000      1999
                         ----     ----           ----      ----
Garfield's:
  Costs of sales ...     27.5%    28.0%          27.6%      27.9%

  Labor costs ......     28.7%    29.5%          28.6%      28.9%
                         ----     ----           ----       ----

    Total ..........     56.2%    57.5%          56.2%      56.8%
                         ====     ====           ====       ====

Garcia's:
  Cost of sales ....     26.1%    25.9%          25.6%      26.0%

  Labor costs ......     30.8%    30.1%          30.6%      29.1%
                         ----     ----           ----       ----
    Total ..........     56.9%    56.0%          56.2%      55.1%
                         ====     ====           ====       ====

ROMA Foods:
  Cost of sales ....     29.8%    30.3%          30.2%      30.2%

  Labor costs ......     29.7%    30.2%          29.9%      29.9%
                         ----     ----           ----       ----
    Total ..........     59.5%    60.5%          60.1%      60.1%
                         ====     ====           ====       ====

Total Company:
  Cost of sales ....     27.3%    27.6%          27.3%      27.5%

  Labor costs ......     28.8%    29.6%          28.7%      29.0%
                         ----     ----           ----       ----
    Total ..........     56.1%    57.2%          56.0%      56.5%
                         ====     ====           ====       ====


    (1) Includes Carlos Murphy's for the period ended June 27, 1999 converted to a Garcia's in 2000.

Restaurant pre-opening costs, which are expensed as incurred, were $311,000 and $183,000 for the quarters ended June 25, 2000 and June 27, 1999, respectively, and $520,000 and $282,000 for the twenty-six week periods ended June 25, 2000 and June 27, 1999, respectively. The Company plans to open three additional restaurants during the second half of 2000. The increase is due in large part to the new Garcia's Restaurant opened in Oklahoma City. The Company is testing a new prototype and expects subsequent pre-opening expenses to decrease.

For the thirteen weeks ended June 25, 2000 depreciation and amortization expense increased to $986,515 (4.0% of food and beverage sales) compared to $878,932 (3.9% of food and beverage sales) in the thirteen weeks ended June 27, 1999. For the twenty-six weeks ended June 25, 2000 depreciation and amortization expense increased to $1,941,609 (3.9% of food and beverage sales) compared to $1,721,972 (3.8% of food and beverage sales) in the twenty-six weeks ended June 27, 1999.

The increase primarily relates to the increase in net assets subject to depreciation and amortization in 2000 versus 1999 because of the opening or acquisition of new restaurants, the remodel of existing restaurants, and the installation of new point-of-sale register systems in most Garcia's locations and certain Garfield's locations since 1999.

For the thirteen weeks ended June 25, 2000 interest expense was $257,752 (1.0% of total revenues) versus $207,464 (0.9% of total revenues) for the thirteen weeks ended June 27, 1999. For the twenty-six week period ended June 25, 2000, interest expense increased to $481,314 (1.0% of total revenues) from $353,214 (.8% of total revenues) in the comparable 1999 period. The increase primarily related to the Company's accelerated construction schedule for the first half of 2000 on both new stores and remodels, which required borrowings on the line of credit.

The slight decrease in cost of sales percentages for Garfield's during the thirteen and twenty-six week periods ended June 25, 2000 versus the 1999 comparable periods relates to continued consolidation of purchasing and further training of store level managers to reduce costs.

Labor costs for Garfield's decreased to 28.7% from 29.5% for the thirteen weeks in the period this year versus the same period last year and to 28.6% of food and beverage sales during the twenty-six weeks ended June 25, 2000, versus 28.9% during the 1999 comparable period. This decrease is primarily due to new more efficient restaurant designs as well as a concerted effort to train store managers to more efficiently use labor.

For the thirteen weeks ended June 25, 2000, operating expenses as a percentage of food and beverage sales decreased to 62.6% from 63.1% in the thirteen weeks ended June 27, 1999. For the twenty-six weeks ended June 25, 2000, operating expenses decreased to 61.6% of food and beverage sales versus 62.0% in the 1999 period. These decreases primarily relate to the addition of training to effect more operating efficiencies.

During the thirteen and twenty-six week periods ended June 25, 2000 and June 27, 1999, general and administrative costs as a percentage of total revenues decreased to 5.6% and 5.5% from 6.4% and 6.3%, respectively. The decrease primarily relates to increased sales and the Company's continued program of cost reduction and continued policy of rewarding employees for finding and implementing cost savings in all general and administrative expense.

INCOME TAXES

The Company's provision for income taxes was $47,648 during the first half of 2000 versus a benefit of $15,746 for the 1999 comparable period. The effective tax rates for the periods ended June 25, 2000 and June 27, 1999, are as follows:



                                          Thirteen Weeks                Twenty-Six
                                                                            Weeks
                                          --------------                ----------
                                      June 25,        June 27,      June 25,       June 28,
                                      --------        -------       --------       --------
                                        2000           1999           2000           1999
                                        ----           ----           ----           ----
Effective income tax rates ...          20.0%          26.3%          25.0%          15.0%

EARNINGS PER SHARE

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,003,906 and 2,937,969 in the quarters ended June 25, 2000 and June 27, 1999, respectively, and 3,000,584 and 3,228,480 in the twenty-six weeks ended June 25, 2000 and June 27, 1999, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 3,076,786 for the quarter ended June 25, 1999, and 4,233,017 for the twenty-six weeks ended June 27, 1999. Diluted EPS is not calculated for periods where the company had a net loss as the result would be antidilutive.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2000, the Company's current ratio was .37 to 1 compared to 0.40 to 1 at December 26, 1999. The Company's working capital was ($7,765,467) at June 25, 2000 versus ($8,320,417) at December 26, 1999. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the twenty-six weeks ended June 25, 2000, the Company had net cash provided by operating activities of $654,879 as compared to net cash provided by operating activities of $1,132,066 during the comparable 1999 period.

The Company plans to open five units (two of which have already been opened as of June 25, 2000) during 2000 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2000.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of June 25, 2000, the

Company had outstanding borrowings of approximately $5,500,000 of outstanding borrowings under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.75% (8.625% as of June 25, 2000). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit has a two-year term with maturity in February 2001. In addition, the Company has received a commitment from its lender to extend the final maturity date to April, 2002. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level.

In June 2000, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 which is available to the Company under a revolving line of credit. As of June 25, 2000 the Company had no outstanding borrowings under the revolving line of credit. The credit facility bears interest at the prime rate of interest, which is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. The term of this loan is December 31, 2000.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of June 25, 2000, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to June 25, 2000.

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

  (b) No reports on Form 8-K were filed during the twenty-six weeks ended June 25, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: August 9, 2000                 By: /s/ BRADLEY L. GROW
                                        -------------------
                                        Bradley L. Grow
                                        Vice President
                                        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27.1      -         Financial Data Schedule.