Form 10-Q
period 2000-09-24
EATERIES INC
filed 2000-11-08
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
    1934 for the Quarterly Period ended September 24, 2000.

Commission File Number: 0-14968
                       --------------------------------------------------------

                                 EATERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                              73-1230348
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      1220 South Santa Fe Avenue,
----------------------------------------
           Edmond, Oklahoma                                        73003
----------------------------------------                    -------------------
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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 7, 2000, 3,033,906 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                       Page
                                                                                                       ----
Part I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
                     September 24, 2000 (unaudited) and
                     December 26, 1999...........................................................       4

           Condensed Consolidated Statements of
                 Income (unaudited)
                     Thirteen weeks ended September 24, 2000
                     and September 26, 1999......................................................       5

                     Thirty-nine weeks ended September 24, 2000
                     and September 26, 1999......................................................       6

           Condensed Consolidated Statements of
                 Cash Flows (unaudited)
                     Thirty-nine weeks ended September 24, 2000
                     and September 26, 1999......................................................       7

           Notes to Condensed Consolidated Financial
                 Statements (unaudited)..........................................................       8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...........................................................................      12

Part II.    OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.....................................................      22

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 24,     December 26,
                                                                        2000              1999
                                                                   --------------    --------------
                                                                    (unaudited)
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................   $      267,873    $    2,243,332
     Receivables ...............................................        1,245,045         1,524,318
     Deferred income taxes .....................................          226,000           226,000
     Inventories ...............................................          833,392           937,098
     Other .....................................................        1,010,642           685,024
                                                                   --------------    --------------
           Total current assets ................................        3,582,952         5,615,772
                                                                   --------------    --------------
PROPERTY AND EQUIPMENT .........................................       56,350,520        50,290,249
Less landlord finish-out allowances ............................      (17,714,656)      (16,304,266)
Less accumulated depreciation and
     amortization ..............................................      (15,938,009)      (13,080,932)
                                                                   --------------    --------------
           Net property and equipment ..........................       22,697,855        20,905,051
                                                                   --------------    --------------
DEFERRED INCOME TAXES ..........................................        1,212,650         1,143,171
GOODWILL, net ..................................................        2,661,304         2,707,062
OTHER ASSETS, net ..............................................          807,317           718,839
                                                                   --------------    --------------
                                                                   $   30,962,078    $   31,089,895
                                                                   ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..........................................   $    5,819,422    $    7,035,152
     Accrued liabilities .......................................        3,958,575         5,672,466
     Current portion of long-term
           obligations .........................................        1,798,571         1,228,571
                                                                   --------------    --------------
                Total current liabilities ......................       11,576,568        13,936,189
                                                                   --------------    --------------
OTHER NONCURRENT LIABILITIES ...................................          700,792           736,363
LONG-TERM OBLIGATIONS, net of
     current portion ...........................................       11,369,149         9,092,131
                                                                   --------------    --------------
         Total Liabilities .....................................       23,646,509        23,764,683
                                                                   --------------    --------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued ..............................               --                --
     Common stock ..............................................            8,890             8,816
     Additional paid-in capital ................................       10,210,109        10,114,079
     Retained earnings .........................................        3,993,291         4,099,038
                                                                   --------------    --------------
                                                                       14,212,290        14,221,933
     Treasury stock, at cost,
           1,380,399 shares
           at September 24, 2000 and
           December 26, 1999 ...................................       (6,896,721)       (6,896,721)
                                                                   --------------    --------------
                Total stockholders' equity .....................        7,315,569         7,325,212
                                                                   --------------    --------------
                                                                   $   30,962,078    $   31,089,895
                                                                   ==============    ==============


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                         Thirteen Weeks Ended
                                                                   September 24,      September 26,
                                                                        2000              1999
                                                                   --------------    --------------
REVENUES:
      Food and beverage sales ..................................   $   24,718,674    $   23,072,004
      Franchise fees and royalties .............................          222,732            68,577
      Other income .............................................          127,286            75,870
                                                                   --------------    --------------
                                                                       25,068,692        23,216,451
                                                                   --------------    --------------
COSTS AND EXPENSES:
     Cost of sales .............................................        6,754,245         6,411,761
     Operating expenses ........................................       15,737,288        14,977,340
     Pre-opening costs .........................................          127,000           342,000
     General and administrative ................................        1,527,868         1,582,892
     Depreciation and amortization .............................        1,018,990           884,969
     Interest expense ..........................................          264,361           205,292
                                                                   --------------    --------------
                                                                       25,429,752        24,404,254
                                                                   --------------    --------------
LOSS BEFORE INCOME TAXES .......................................         (361,060)       (1,187,803)

BENEFIT FOR INCOME TAXES .......................................         (112,427)         (669,425)
                                                                   --------------    --------------
NET LOSS .......................................................   $     (248,633)   $     (518,378)
                                                                   ==============    ==============
NET LOSS PER COMMON SHARE ......................................   $        (0.08)   $        (0.17)
                                                                   ==============    ==============
NET LOSS PER COMMON SHARE
  ASSUMING DILUTION ............................................   $        (0.08)   $        (0.17)
                                                                   ==============    ==============


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                       Thirty-nine Weeks Ended
                                                                   September 24,     September 26,
                                                                        2000              1999
                                                                   --------------    --------------
REVENUES:
      Food and beverage sales ..................................   $   74,227,899    $   68,691,050
      Franchise fees and royalties .............................          346,555           204,784
      Other income .............................................          399,310           281,759
                                                                   --------------    --------------
                                                                       74,973,764        69,177,593
                                                                   --------------    --------------
COSTS AND EXPENSES:
     Costs of sales ............................................       20,282,692        18,943,019
     Operating expenses ........................................       46,247,334        43,240,566
     Pre-opening costs .........................................          647,000           624,000
     General and administrative ................................        4,260,934         4,497,337
     Depreciation and amortization .............................        2,960,599         2,606,941
     Interest expense ..........................................          745,675           558,506
                                                                   --------------    --------------
                                                                       75,144,234        70,470,369
                                                                   --------------    --------------
LOSS BEFORE INCOME TAXES .......................................         (170,470)       (1,292,776)

BENEFIT FOR INCOME TAXES .......................................          (64,779)         (685,171)
                                                                   --------------    --------------
NET LOSS .......................................................   $     (105,691)   $     (607,605)
                                                                   ==============    ==============
NET LOSS PER COMMON SHARE ......................................   $        (0.04)   $        (0.19)
                                                                   ==============    ==============
NET LOSS PER COMMON SHARE
  ASSUMING DILUTION ............................................   $        (0.04)   $        (0.19)
                                                                   ==============    ==============


           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Thirty-nine Weeks Ended
                                                                   September 24,     September 26,
                                                                        2000              1999
                                                                   --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
     Net Loss ..................................................   $     (105,691)   $     (607,605)
     Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
               Depreciation & amortization .....................        2,960,599         2,606,941
               Deferred income taxes ...........................          (69,479)         (709,171)
               (Increase) decrease in:
                      Receivables ..............................          279,273          (172,323)
                      Inventories ..............................          103,706            78,498
                      Other ....................................         (325,618)           49,457
               Increase (decrease) in:
                      Accounts payable .........................       (1,215,730)         (981,446)
                      Accrued liabilities ......................       (1,713,891)          233,345
                      Other noncurrent liabilities .............          (35,571)          103,806
                                                                   --------------    --------------
Net cash provided (used in) by operating activities ............         (122,402)          601,502
                                                                   --------------    --------------
Cash flows from investing activities:
     Capital expenditures ......................................       (6,060,271)       (4,127,208)
     Landlord allowances .......................................        1,410,390           659,941
     Net cash paid for restaurant acquisitions .................               --          (702,154)
     Payments received on notes receivable .....................            1,753             3,574
     Decrease (increase) in other assets .......................          (88,977)            8,151
     Property written off to reserve at cost ...................               --           (90,822)
                                                                   --------------    --------------
Net cash used in investing activities ..........................       (4,737,105)       (4,248,518)
                                                                   --------------    --------------
Cash flows from financing activities:
      Payments on long-term obligations ........................         (922,982)         (738,499)
      Borrowings under note payable ............................               --         5,463,333
      Net borrowings under revolving credit agreement ..........        3,770,000         4,195,000
      Proceeds from exercise of stock options ..................           37,030            58,380
      Reissue treasury stock for acquisition ...................               --           384,702
      Purchases of treasury stock ..............................               --        (5,634,318)
                                                                   --------------    --------------

Net cash provided by financing activities ......................        2,884,048         3,728,598
                                                                   --------------    --------------
Net increase (decrease) in cash & cash equivalents .............       (1,975,459)           81,582
Cash and cash equivalents at beginning of period ...............        2,243,332         1,297,638
                                                                   --------------    --------------
Cash and cash equivalents at end of period .....................   $      267,873    $    1,379,220
                                                                   ==============    ==============


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 24, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

Note 2 - Balance Sheet Information

     Receivables are comprised of the following:

                                           September 24,     December 26,
                                                2000             1999
                                           --------------   --------------
Franchisees ............................   $       41,065   $      157,238
Insurance refunds ......................               --          309,213
Landlord finish-out allowances .........           10,000           10,000
Vendor rebates .........................          525,002          605,515
Other ..................................          668,978          442,352
                                           --------------   --------------
                                           $    1,245,045   $    1,524,318
                                           ==============   ==============

     Accrued liabilities are comprised of the following:

                                           September 24,     December 26,
                                                2000             1999
                                           --------------   --------------
Compensation ...........................   $    1,829,040   $    2,462,458
Taxes, other than income ...............        1,053,961        1,063,360
Other ..................................        1,075,574        2,146,648
                                           --------------   --------------
                                           $    3,958,575   $    5,672,466
                                           ==============   ==============

     Goodwill is comprised of the following:

                                           September 24,     December 26,
                                                2000             1999
                                           --------------   --------------
Goodwill ...............................   $    3,073,508    $    3,048,538
Accumulated Amortization ...............         (412,204)         (341,476)
                                           --------------    --------------
Goodwill, Net ..........................   $    2,661,304    $    2,707,062
                                           ==============    ==============

Note 3 - Supplemental Cash Flow Information

For the thirty-nine week periods ended September 24, 2000 and September 26, 1999, the Company had the following non-cash investing and financing activities:

                                               Thirty-nine Weeks Ended
                                            September 24,    September 26,
                                                2000             1999
                                           --------------   --------------
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options .......   $        4,700   $       30,000
Asset write-offs related to
     restaurant closures ...............               --           42,352
Issuance of treasury stock
     for acquisition ...................               --          384,702

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of September 24, 2000, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to September 24, 2000.

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

Note 5 - Restaurant Acquisitions and Dispositions

In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owned and operated Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods September 26, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

In May 1999, the Company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owned and operated Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition was accounted for under the purchase method. Pro forma operating results for the thirteen and thirty-nine week periods and September 26, 1999, assuming that the acquisition had been made at the beginning of fiscal year 1999, would not be materially different than the results reported.

In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owned and operated Bellini's, a restaurant located in Edmond, Oklahoma. Assuming the acquisition had been made at the beginning of the fiscal year 1999, pro forma operating results for the thirteen and thirty-nine week periods September 26, 1999, would not be materially different than the results reported.

No Company owned restaurants were closed during the thirteen weeks ended September 24, 2000. However, the banquet facility lease at the Terre Haute, Indiana Garfields was terminated in February, 2000. The company terminated the lease on one under performing Garfield's Restaurant during the thirteen week period ended June 27, 1999 located in Shreveport, Louisiana. In addition, the Company did not renew leases and ceased operations in two other Garfield's Restaurants.

Note 6 - Earnings Per Share

The following tables set forth the computation of basic and diluted EPS for the thirteen week and thirty-nine week periods ended September 24, 2000, and September 26, 1999:

                                                                      Thirteen Weeks Ended
                                                                   -----------------------------
                                                                   September 24,   September 26,
                                                                       2000            1999
                                                                   -------------   -------------
Numerator:
      Net income (Loss) ........................................   $   (248,633)   $   (518,378)
                                                                   ============    ============
Denominator:
      Denominator for basic EPS-weighted average
          shares outstanding ...................................      3,010,811       2,996,876

      Dilutive effect of nonqualified stock options ............             --              --
                                                                   ------------    ------------
         Denominator for diluted EPS ...........................      3,010,811       2,996,876
                                                                   ============    ============
Basic EPS ......................................................   $      (0.08)   $      (0.17)
                                                                   ============    ============
Diluted EPS ....................................................   $      (0.08)   $      (0.17)
                                                                   ============    ============

                                                                      Thirty-nine Weeks Ended
                                                                   -----------------------------
                                                                   September 24,   September 26,
                                                                       2000            1999
                                                                   -------------   -------------
         Numerator:
               Net income (Loss) ...............................   $   (105,691)   $   (607,605)
                                                                   ============    ============
         Denominator:
               Denominator for basic EPS-weighted average
                   shares outstanding ..........................      3,008,596       3,151,279

               Dilutive effect of nonqualified stock options ...             --              --
                                                                   ------------    ------------
                  Denominator for diluted EPS ..................      3,008,596       3,151,279
                                                                   ============    ============
         Basic EPS .............................................   $      (0.04)   $      (0.19)
                                                                   ============    ============
         Diluted EPS ...........................................   $      (0.04)   $      (0.19)
                                                                   ============    ============

Note 7 - New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in shareholders' equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company is required to adopt the statement for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after the statement's issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). SFAS

No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has an interest rate swap related to its debt which converts a variable interest rate to fixed rate. The Company has not quantified the impact of adopting SFAS No. 133 but plans on adopting the statement by January 1, 2001.

During 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and should be adopted concurrently with SFAS No. 133, according to its provisions and the issuance of SFAS No. 137. The normal purchases and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company has not quantified the impact SFAS No. 138 will have upon the adoption of SFAS No. 133.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: consumer spending trends and habits; competition in the casual dining restaurant segment; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements; however, the Company may be required to amend filings, should the information become materially misleading.

INTRODUCTION

As of September 24, 2000, the Company owned and operated 72 (50 Garfield's, 17 Garcia's, two Pepperoni Grills, two Bellini's, one Tommy's Italian-American Restaurant), and seven franchised Garfield's and one licensed Garcia's restaurants. The Company currently has two additional new Garcia's under development. As of the date of this report, the entire system includes 80 restaurants of which 72 are Company-owned.

In 1999, the Company hired Mr. Larry Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company has prepared a new franchise program and an updated franchise and development agreement for Garfield's Restaurant & Pub. The development agreement is new to the Company and will allow a franchisee to have an exclusive territory in which to build out the Garfield's brand over a specified time period. During the thirty-nine weeks ended September 24, 2000, the Company signed three new multi-unit franchise agreements for 27 Garfield's Restaurants in Indiana, Nebraska and Florida.

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

In 1999, the Company hired Marc Buehler as Vice President of Marketing. Mr. Buehler formerly held a similar position with Applebee's. His responsibilities with the Company include a focus around one central theme, enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests' desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. The Company introduced a new menu in the 4th quarter of 1999 which has led to increases in average check and same-store sales for the Garfield concept. Key priorities for the remainder of 2000 include the continued brand image strategies for all concepts, while developing marketing programs that deliver enhanced guest satisfaction and bottom line results.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operated.

                                                            THIRTEEN WEEKS                       THIRTY-NINE WEEKS
                                                                ENDED                                  ENDED
                                                  September 24,       September 26,       September 24,       September 26,
                                                       2000               1999                2000                 1999
                                                  -------------       -------------       -------------       -------------
Statements of Income Data:
Revenues:
      Food and beverage sales ................             98.6%               99.4%               99.0%               99.3%
       Franchise fees and royalties ..........              0.9%                0.3%                0.5%                0.3%
      Other income ...........................              0.5%                0.3%                0.5%                0.4%
                                                  -------------       -------------       -------------       -------------
                                                          100.0%              100.0%              100.0%              100.0%
Costs and Expenses:
      Costs of sales (1) .....................             27.3%               27.8%               27.3%               27.6%
      Operating expenses(1) ..................             63.7%               64.9%               62.3%               62.9%
      Pre-opening costs (1) ..................               .5%                1.5%                0.9%                0.9%
      General and administrative .............              6.1%                6.9%                5.7%                6.5%
      Depreciation and amortization(1) .......              4.1%                3.8%                4.0%                3.8%
      Interest expense .......................              1.1%                0.9%                1.0%                0.8%
                                                  -------------       -------------       -------------       -------------
                                                          101.4%              105.1%              100.2%              101.9%
                                                  -------------       -------------       -------------       -------------
Income (Loss) before income taxes ............             (1.4)%              (5.1)%               (.2)%              (1.9)%
Provision (Benefit) for income taxes .........              (.4)%              (2.9)%               (.1)%              (1.0)%
                                                  -------------       -------------       -------------       -------------
Net income (Loss) ............................             (1.0)%              (2.2)%               (.1)%              (0.9)%
                                                  =============       =============       =============       =============
Selected Operating Data:
(Dollars in thousands)
System-wide sales:
      Company restaurants ....................    $      24,719       $      23,072       $      74,228       $      68,691
      Franchise restaurants ..................            1,760               2,058               5,881               6,481
                                                  -------------       -------------       -------------       -------------
           Total .............................    $      26,479       $      25,130       $      80,109       $      75,172
                                                  =============       =============       =============       =============
Number of restaurants (at end of period):
      Company restaurants.....................               72                  68
      Franchise restaurants...................                8                   8
                                                   ------------       -------------
           Total..............................               80                  76
                                                   ============       =============

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended September 24, 2000, the Company recorded a net loss of $(248,633)($0.08) per common share; on revenues of $25,068,692. This compares to net loss of $(518,378)($0.17) per common share for the quarter ended September 26, 1999, on revenues of $23,216,451. For the thirty-nine weeks ended September 24, 2000, the Company reported a net loss of $(105,691)($0.04) per common share; compared to a net loss of $(607,605) ($0.19) per common share for the thirty-nine weeks ended September 26, 1999.

REVENUES

Company revenues for the thirteen and thirty-nine week periods ended September 24, 2000, increased 8.0% and 8.4%, respectively, over the revenues reported for the same periods in 1999. The revenue increase relates primarily to increased food and beverage sales during the thirteen and thirty-nine week periods in 2000. The number of Company restaurants operating at the end of each respective period and the number of operating months during each period were as follows:

                                                                Number of                                Average Monthly
                                                             Operating Months                             Sales Per Unit
                                                      -------------------------------            --------------------------------
            Period                 Number of          Thirteen            Thirty-nine            Thirteen             Thirty-nine
             Ended                Units Open           Weeks                 Weeks                 Weeks                 Weeks
            ------                ----------          --------            -----------            --------             -----------
Garfield's
September 24, 2000                    50                150                   445                $111,000              $111,200
September 26, 1999                    48                141                   426                $108,412              $106,670

Garcia's (1) (2)
September 24, 2000                    16                 48                   137                $121,773              $132,206
September 26, 1999                    15                 45                   131                $122,436              $137,981

ROMA
September 24, 2000                     5                 15                   45                 $131,902              $135,567
September 26, 1999                     5                 18                   33                 $136,775              $141,713

(1)  Includes Carlos Murphy's converted to a Garcia's in 2000.

(2)  Excludes Bank One Ballpark Garcia's concession

For the thirteen weeks ended September 24, 2000, average monthly sales per unit for Garfield's increased $2,588 or 2.4% versus the quarter ended September 26, 1999. Average monthly sales per unit for Garfield's increased by $4,530 or 4.2% for the thirty-nine weeks ended September 24, 2000 versus the previous year's results.

For the thirteen and thirty-nine weeks ending average monthly sales per unit for Garcia's decreased $663 or 0.5% and $5,775 or 4.2% versus the same periods in 1999. Garcia's Mexican Restaurant experienced increased competitive pressure in key markets of Phoenix and Denver. In addition, there was a significant decrease in advertising spending in both second quarter and third quarter 2000 with a shift to heavier discounting and coupons. In 1999, we used heavy television advertising in Phoenix and in an attempt to increase sales, we shifted resources to print with little success. The focus has been shifted back to television for fourth quarter 2000.

Sales per unit for ROMA decreased for the thirteen and thirty-nine weeks ended September 24, 2000 by $4,873 or 3.6% and $6,146 or 4.3% versus the same periods in 1999. ROMA experienced sales declines due to changing market conditions. One unit lost 25% of seating due to mall renovations. Another unit, located in a major Oklahoma City office complex, saw a 35% decrease in building occupation due to a major corporate relocation out of Oklahoma City. These two stores contributed to virtually all of decreased sales.

Franchise fees and continuing royalties increased to $346,555 during the thirty-nine weeks ended September 24, 2000 versus $204,784 during the thirty-nine weeks ended September 26, 1999. This increase is primarily due to franchise fees related to the opening of a new franchised Garfield's recognized in the second and third quarters of 2000. Also, three new franchise agreements were signed in the third quarter of 2000.

Other income consists primarily of vending machine and interest income. Other income increased for the thirty-nine weeks ended September 24, 2000 was $399,310 as compared to the previous year's amount of $281,759.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                       Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                  -------------------------------    --------------------------------
                                  September 24,     September 26,     September 24,     September 26,
                                       2000              1999              2000              1999
                                  -------------     -------------     -------------     -------------
Garfield's:
  Cost of sales ..............             27.4%             28.1%             27.6%             27.9%

  Labor costs ................             28.7%             29.9%             28.6%             29.2%
                                   ------------      ------------      ------------      ------------

    Total ....................             56.1%             58.0%             56.2%             57.1%
                                   ============      ============      ============      ============

Garcia's (1):
  Cost of sales ..............             26.5%             25.9%             25.9%             25.9%

  Labor costs ................             31.8%             30.4%             31.0%             29.5%
                                   ------------      ------------      ------------      ------------

    Total ....................             58.3%             56.3%             56.9%             55.4%
                                   ============      ============      ============      ============

ROMA:
  Cost of sales ..............             29.4%             31.0%             29.9%             30.6%

  Labor costs ................             30.5%             30.5%             30.1%             30.6%
                                   ------------      ------------      ------------      ------------

    Total ....................             59.9%             61.5%             60.0%             61.2%

Total Company:
  Cost of sales ..............             27.3%             27.8%             27.3%             27.6%

  Labor costs ................             29.6%             30.1%             29.3%             29.3%
                                   ------------      ------------      ------------      ------------

    Total ....................             56.9%             57.9%             56.6%             56.9%
                                   ============      ============      ============      ============

(1)  Includes Carlos Murphy's converted to a Garcia's in 2000.


For the thirteen weeks ended September 24, 2000 depreciation and amortization expense increased to $1,018,990 (4.1% of food and beverage sales) compared to $884,969 (3.8% of food and beverage sales) in the thirteen weeks ended September 26, 1999. For the thirty-nine weeks ended September 24, 2000 depreciation and amortization expense increased to $2,960,599 (4.0% of food and beverage sales) compared to $2,606,941 (3.8% of food and beverage sales) in the thirty-nine weeks ended September 26, 1999.

The increase principally relates to the increase in net assets subject to depreciation and amortization in 2000 versus 1999 due to the opening and acquisition of additional restaurants since

September 26, 1999 and the remodeling of older restaurants. The difference between the thirteen weeks ended September 24, 2000 and September 26, 1999 was $134,021. The difference between the thirty-nine weeks ended September 24, 2000 and September 26, 1999 was $353,658.

For the thirteen weeks ended September 24, 2000 interest expense was $264,361 (1.1% of total revenues) versus $205,292 (.9% of total revenues) for the thirteen weeks ended September 26, 1999. For the thirty-nine week period ended September 24, 2000, interest expense increased to $745,675 (1.0% of total revenues) from $558,506 (.8% of total revenues) in the comparable 1999 period. The increase primarily related to the term loan to repurchase stock and use of $6,570,000 credit facility in the current quarter along with accelerated construction schedules in 2000. The difference between the thirteen weeks ended September 24, 2000 and September 26, 1999 was $59,069. The difference between the thirty-nine weeks ended September 24, 2000 and September 26, 1999 was $187,169.

The slight decrease in cost of sales percentages for Garfield's during the thirteen and thirty-nine week periods ended September 24, 2000 versus the 1999 comparable periods relates to continued menu development and certain promotions.

Labor costs for Garfield's decreased to 28.7% from 29.9% for the thirteen weeks in the period this year versus the same period last year and to 28.6% of food and beverage sales during the thirty-nine weeks ended September 24, 2000, versus 29.2% during the 1999 comparable period. This decrease is primarily due to lower management and hourly turnover.

For the thirteen weeks ended September 24, 2000, operating expenses as a percentage of food and beverage sales decreased to 63.7% from 64.9% in the thirteen weeks ended September 26, 1999. For the thirty-nine weeks ended September 24, 2000, operating expenses decreased to 62.3% of food and beverage sales versus 62.9% in the 1999 period. These decreases in operating expenses as a percentage of food and beverage sales during the thirty-nine weeks ended September 24, 2000, is partially attributable to Garfield's decreased labor costs for the same period (as previously explained).

During the thirteen and thirty-nine week periods ended September 24, 2000 and September 26, 1999, general and administrative costs as a percentage of total revenues decreased to 6.1% and 5.7% from 6.9% and 6.5%, respectively. The decrease primarily relates to increased efficiencies in the corporate divisions. The lower absolute levels of general and administrative costs from 1999 to 2000 are also related to increased efficiencies of corporate divisions. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Restaurant pre-opening costs, which are expensed as incurred, were $127,000 and $342,000 for the thirteen weeks ended September 24, 2000 and September 26, 1999, respectively, and $647,000 and $624,000 for the thirty-nine weeks ended September 24, 2000 and September 26, 1999, respectively.

INCOME TAXES

The Company's benefit for income taxes was $(64,779) during the thirty-nine weeks ended September 24, 2000 versus a benefit of $(685,171) for the 1999 comparable period. The effective tax rates for the periods ended September 24, 2000 and September 26, 1999, are as follows:

                                            Thirteen Weeks                 Thirty-nine Weeks
                                      --------------------------      --------------------------
                                         2000            1999            2000            1999
                                      ----------      ----------      ----------      ----------

Effective income tax rates                  31.0%           56.4%           38.0%           53.0%

EARNINGS PER SHARE

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,010,811 and 2,996,876 in the thirteen weeks ended September 24, 2000 and September 26, 1999, respectively, and 3,008,596 and 3,151,279 in the thirty-nine weeks ended September 24, 2000 and September 26, 1999, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 3,008,596 for the thirty-nine weeks ended September 24, 2000, and 3,151,279 for the thirty-nine weeks ended September 26, 1999. Exercisable stock options have not been considered in the calculation of EPS for the thirteen weeks and thirty-nine weeks ended September 24, 2000 and September 26, 1999 because the calculation of diluted EPS would be anti-dilutive. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1999, and, as required, has restated all prior period EPS amounts to conform to the new accounting standard, accordingly

IMPACT OF INFLATION

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

LIQUIDITY AND CAPITAL RESOURCES

At September 24, 2000, the Company's current ratio was .31 to 1 compared to .40 to 1 at December 26, 1999. The Company's working capital deficit was $(7,993,616) at September 24, 2000 versus $(8,320,417) at December 26, 1999. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the thirty-nine weeks ended September 24, 2000, the Company had net cash provided by (used in) operating activities of $(122,402) compared to $601,502 during the comparable 1999 period.

The Company plans to open five units (two of which have already been opened as of September 24, 2000) during 2000 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2000.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan

(approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of September 24, 2000, the Company had outstanding borrowings of approximately $6,000,000 of outstanding borrowings under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 1.75% (8.44% as of September 24, 2000). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit has a two-year term with maturity in February 2001. In addition, the Company has received a commitment from its lender to extend the final maturity date to April, 2002. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level.

In June 2000, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 which is available to the Company under a revolving line of credit. As of September 24, 2000 the Company had outstanding borrowings of $570,000 under the revolving line of credit. The credit facility bears interest at the prime rate of interest, which is set monthly. There is a one-quarter of a percent (.25%) non-use fee related to this facility. The loan matures on December 31, 2000.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of September 24, 2000, 130,262 shares had been repurchased under this plan for a total purchase price of approximately $556,000. No additional shares have been repurchased subsequent to September 24, 2000.

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

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) the Company's Annual Meeting was held on July 3, 2000. The total number of shares of the Company's common stock, $.002 par value, outstanding at May 12, 2000, the record date for the Annual Meeting, was 2,841,676.

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

     (b) No reports on Form 8-K were filed during the thirteen weeks ended September 24, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EATERIES, INC.
                                        Registrant


Date: November 7, 2000                  By: /s/ BRADLEY L. GROW
                                           -------------------------------------
                                           Bradley L. Grow
                                           Vice President
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27.1                   - Financial Data Schedule.