Form 10-K
period 2000-12-31
EATERIES INC
filed 2001-03-21
CIK 796369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

File No. 0-14968

EATERIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1230348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 South Santa Fe Avenue Edmond, Oklahoma	73003
(Address of principal executive offices)	(Zip code)

(405) 705-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value, $.002 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 6, 2001, was $6,123,556. The registrant has assumed that its directors and officers are the only affiliates, for purposes of this calculation. As of March 6, 2001, the registrant had 2,947,918 shares of common stock outstanding.

ITEM 1. BUSINESS

In General

Eateries, Inc. (the "Company") and its subsidiaries own, operate and franchise restaurants under the names: Garfield's Restaurant & Pub ("Garfield's"), Garcia's Mexican Restaurants ("Garcia's") and Pepperoni Grill. As of December 31, 2000, the Company owned 69 (50 Garfield's, 17 Garcia's and 2 Pepperoni Grills) and franchised or liscensed 8 (7 Garfield's and 1 Garcia's) restaurants in 27 states.

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

In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Northern Italian entrees with special emphasis on brick-oven baked pizza .

In November 1997, the Company, through its wholly owned subsidiary, Fiesta Restaurants, Inc., acquired 17 Mexican restaurants under the names: Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2), along with the trademarks associated with these concepts. In February 1998, the Company sold three of the Casa Lupita locations to Chevy's, Inc. ("Chevy's"). In connection with this transaction, the Company entered into an agreement to sell another Casa Lupita location to Chevy's. This second transaction closed in May 1998. The decision to sell these restaurants was the result of a plan to consolidate operations and focus on the expansion of Garcia's. During 1998, the Company closed its one remaining Casa Lupita and converted one of its Carlos Murphy's to a Garcia's.

In 1998, the Company constructed and opened two Garfield's in major regional malls and one Garcia's concession operation at the Bank One Ball Park in Phoenix, Arizona. Additionally, the Company acquired three formerly franchised Garfield's in July 1998. The Company's future expansion of its existing concepts will be primarily focused on Garfield's and Garcia's. In 1999 the Company constructed and opened four Garfield's, one Garcia's and acquired two Bellini's and one Tommy's. In 2000 the Company constructed and opened one Garfield's and three Garcia's, converted one Carlos Murphy's to a Garcia's and sold the two Bellini's and one Tommy's it acquired in 1999. The Company expects to add one additional Garfield's and two additional Garcia's restaurants in 2001. Management expects its primary expansion emphasis will begin to change to franchised rather than Company-owned restaurants. The Company may also pursue other acquisitions to further enhance shareholder value.

The Company's principal offices are located at 1220 South Santa Fe Avenue, Edmond, Oklahoma 73003. Its telephone number is (405) 705-5000.

Garfield's Restaurant & Pub

Menu

Each Garfield's restaurant offers a diverse menu of freshly prepared traditional and innovative entrees, including steaks, seafood, chicken, hamburgers, Mexican, Italian, and sandwiches along with a variety of appetizers, salads and desserts. The Company revises menu offerings semi-annually to improve sales. The Company's senior management actively participates in the search for new menu items. Garfield's also offers a separate lower-priced children's menu.

Restaurant Layout

Historically the majority of Garfield's restaurants have been constructed in regional malls in accordance with uniform design specifications and are generally similar in appearance and interior decor. Over the last two years the Company has begun to develop freestanding locations as well. Both the freestanding and mall restaurants are furnished and styled in a colorful motif, highlighting the travels of the Company's namesake, "Casey Garfield", including exhibits, photographs, souvenirs and other travel-related furnishings. Tables are covered with paper and customers are encouraged to doodle with crayons provided at each table. During 2000 the Company and a Franchisee each opened one new freestanding Garfield's.

The size and shape of Garfield's restaurants vary depending upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests.

Hours of Operation

Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

Unit Economics

Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases restaurant premises in existing freestanding facilities as well as in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. Gross construction costs for a typical Garfield's opened in 2000 and 1999 were approximately $920,000 and $802,000, respectively. However, landlord's typically provide substantial tenant construction allowances (approximately $450,000 in 2000 and $400,000 in 1999). After tenant allowances the Company's net investment was approximately $470,000 and $402,000 per unit for 2000 and 1999, respectively.

Site Selection

All Garfield's restaurants are located in regional shopping malls and freestanding buildings, primarily in the eastern half of the United States. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The mall site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and near the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes site selection models to evaluate each potential location based upon a multitude of different criteria. Senior management inspects and approves each restaurant site. It takes approximately 18 weeks to complete construction and open a Garfield's.

Market Concentration

Although Garfield's are spread primarily throughout the eastern half of the United States there are areas of concentration. These areas allow the Company to use advertising dollars in an effective way. In the future as franchises build out market areas this will assist the marketing and advertising effectiveness by targeting areas of concentration.

Restaurant Locations

The following table sets forth the locations of the existing Garfield's as of December 31, 2000.

Company-Owned Restaurants		Franchised Restaurants
State	No. of Units	State	No. of Units
Alabama	2	Indiana	3
Arkansas	1	Iowa	2
Florida	3	Oklahoma	2
Georgia	1	Total	7
Illinois	4		===
Indiana	4
Kentucky	1
Maryland	1
Michigan	2
Mississippi	4
Missouri	4
New York	2
North Carolina	2
Ohio	3
Oklahoma	5
Pennsylvania	1
South Carolina	2
Tennessee	1
Texas	2
West Virginia	3
Wisconsin	2
Total	50
	===

Garcia's Mexican Restaurants

In November 1997, the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc. ("Fiesta"), acquired from Famous Restaurants, Inc. and its subsidiaries ("Famous"), substantially all of the assets comprising 17 Mexican restaurants and the corporate headquarters of Famous (the "Famous Acquisition"). The acquired restaurants operated under the names: Garcia's (ten), Casa Lupita (five) and Carlos Murphy's (two). The purchase price for the assets was approximately $10,859,000, of which $8,631,415 was paid in cash at closing and the balance represented estimated liabilities of Famous assumed by the Company and transaction costs. The cash portion of the purchase price was financed through a five-year term loan with a bank. As of December 31, 2000 the Company has 17 Garcia's and no longer has any restaurants using the Casa Lupita or Carlos Murphy's name. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a complete description of these loans.

Menu

Each Garcia's restaurant offers a traditional menu of high quality Mexican food. Alcoholic beverages are also offered in each location. Menus are generally standardized, although there are slight variations to accommodate regional taste preferences.

Restaurant Layout

Garcia's restaurants have a distinctive southwestern design and decor. The existing freestanding restaurants generally measure 5,000 to 10,000 square feet and seat approximately 200 to 250 guests in the main dining area with an additional 75 to 125 seats in the bar area. However in 2000 the Company built two new Garcia's in malls and has one other under construction. These mall-based locations are between 4,800 and 6,200 square feet.

Restaurant Locations

The following table sets forth the locations of the existing Garcia's as of December 31, 2000.
Company-Owned Restaurants		Franchised Restaurants
State	No. of Units	State	No. of Units
Arizona (1)	9	Iowa	1
California	1	Total	1
Colorado	2		===
Florida	1
Idaho	1
Oklahoma	2
Utah	1
Total	17
	===
(1) Includes Bank One Ball Park Concession

Pepperoni Grill

The Company purchased the original Pepperoni Grill restaurant, located in Oklahoma City, Oklahoma, in January 1995. Its menu features a variety of Northern Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light foods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is a Tuscan Parmesan black pepper bread that is served with all entrees along with traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass. In 1996 management opened a freestanding Pepperoni Grill in Edmond, Oklahoma, to capitalize on its strong reputation in the Oklahoma City market.

Bellini's Restaurants and Tommy's Italian-American Grill

In May 1999, the Company through its wholly owned subsidiary, Roma Foods, Inc., acquired substantially all of the assets comprising two Bellini's Restaurants and one Tommy's Italian-American Grill. Both Bellini's and Tommy's feature Italian cuisine prepared fresh daily and were well-known, well-established restaurants in the Oklahoma City area. In December 2000, the founder of Bellini's and Tommy's, Tommy Byrd, purchased the restaurants back from the Company. The sale was primarily due to the Company's new focus on franchising Garfield's and the decision not to currently grow the Bellini's concept.

RESTAURANT OPERATIONS

Management And Employees

Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who, in turn, report to the respective Regional Directors of Operations for Garfield's, Garcia's and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 52 employees, approximately 72% of who are part-time.

Regional Directors of Operations, Area Directors of Operations as well as restaurant general managers and associate managers are eligible for cash and stock bonuses, travel incentives, professional training and attendance at industry conferences. Receipt of these incentives is based on reaching restaurant performance objectives. The Company's hourly employees are eligible for performance-based awards for superior service to the Company and its guests. Employee awards can include travel incentives, gift certificates, plaques and Company memorabilia. Most employees other than restaurant management and corporate management are compensated on an hourly basis.

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

Training

The Company has instituted "The Best in Town" program which places a great deal of emphasis on the proper training of its hourly employees and general and associate managers. To insure our restaurants are "The Best in Town", all training is tailored to ensure our guests receive the best experience we can offer in our restaurants. This commitment to quality food and service demands both traditional and creative training techniques. The Company employs a full time corporate training staff to oversee all areas of employee education. The outline for the training programs is based on the individual expertise of the trainee and typically lasts about two weeks for hourly employees and up to eight weeks for managers. Managers are certified in a number of skills in restaurant management, including technical proficiency and job functions, management techniques and profit and loss responsibilities. The Company sponsors further management training and certification in food safety using the ServeSafe program as developed by the National Restaurant Association Educational Foundation. Skills are taught primarily in the restaurant along with classroom training and assigned projects. Management training is performed in several geographically dispersed restaurants and includes further training at our corporate offices. The Company provides standard manuals regarding training and operations, products and equipment and local marketing programs.

Employee Conduct

The Company maintains a no tolerance policy on harassment or discrimination of any kind. The managers and employees of the Company are required to acknowledge and obey these policies at all times. The Company maintains the right to terminate any employee for violation of its harassment or discrimination policies as well as any conduct that is inappropriate, at any time.

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

Advertising and Marketing

Marketing at Eateries Inc. is focused on enhancing the guest experience in all of our concepts. We develop marketing plans to improve guest satisfaction in the areas of food, value and service. We offer a broad range of products our guests' desire while striving to deliver the food in a fast, friendly manner. Utilizing multiple mediums such as television, local cable television, radio, outdoor and print advertising, we are able to deliver our messages to the guests in the most efficient way. Our restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their individual business. In markets where the Company shares a trade area with a franchisee, advertising cooperatives are utilized to maximize the Company's restaurant's visibility. Franchisees of Garfield's units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising, menu development and point-of-sale material to promote increased sales. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company's restaurants.

Restaurant Reporting

Financial controls are implemented through the use of computerized point of sales and management information systems. Sales reports and food, beverage and labor cost data are prepared and reviewed weekly for operational control. The Company has implemented new systems to streamline the flow of sales, payroll and accounts payable information and has continued to enhance these systems in 2000 and will continue in 2001.

MANAGEMENT INFORMATION SYSTEM

The Company in a concerted effort to enhance its accounting and information systems hired Jaroslav Lajos as Director of Management Information Systems in 1999. Mr. Lajos has completed his class work at Oklahoma State University related to a PhD. in computer science, and is in the process of writing his thesis. Currently Mr. Lajos is creating designing, writing and implementing several new computer software programs designed to advance the Company with MIS technology in the future. The Company believes that some of the computer programs in development may be marketable.

EXPANSION STRATEGY

The Company expects that it's primary expansion emphasis will gradually shift from constructing new Company-owned restaurants to franchise development.

The Company customarily opens Garfield's restaurants in regional malls principally throughout the eastern half of the United States. This expansion strategy is designed to capitalize on the growing trend to include and expand dining and entertainment facilities in regional malls. Management believes this mall-based expansion strategy for Garfield's reduces the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Further, restaurant construction within a mall typically requires a lower investment than construction of a freestanding restaurant. The Company expects to develop a new prototype freestanding building and explore the possibility of converting freestanding locations.

Management believes there are sufficient additional mall and freestanding locations for its restaurant concepts, particularly with the large number of existing closed or failing competitor's buildings, along with existing malls expanding and remodeling with a view toward becoming entertainment and dining centers. The Company maintains relationships with several leading mall operators who provide the Company with an ongoing supply of potential mall locations for evaluation.

The Company customarily opens Garcia's in freestanding and regional mall sites primarily in its core operating area in and around Phoenix, Arizona and Oklahoma City, Oklahoma. This strategy capitalizes on the strong reputation of the Garcia's concept in the Phoenix area and will allow the Company to expand closer to its Oklahoma base of operation.

In 2000 the Company opened two new Garcia's in Oklahoma, in addition to converting one Carlos Murhpy's in Tuscon, Arizona to a Garcia's. The Company also opened one new Garfield's in Maryland and relocated one Garfield's in Shawnee, Oklahoma to an existing freestanding building.

Subsequent to December 31, 2000, the Company has opened a third new Garcia's in Oklahoma City, Oklahoma, and is currently developing a new Garfield's in Butler, Pennsylvania and a Garcia's in Joplin, Missouri. The Company doesn't expect to develop or open any other company owned restaurants in 2001. In addition, management is actively seeking possible merger or acquisition candidates that it believes will add value to the Company. The Company also expects approximately 3 franchised Garfield's will be opened in 2001.

FRANCHISE OPERATIONS

General Terms

As of December 31, 2000, seven franchised Garfield's were operating pursuant to agreements granted by the Company. The typical Garfield's franchise agreement provides for (i) the payment of an initial franchise fee of $30,000 and a monthly continuing royalty fee expressed as a percentage (typically 3.0% or 4%) of gross sales with a minimum fee of $2,500 to $3,000 per month; (ii) the payment of 1/2% of gross sales to the Garfield's Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term is for ten years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

As of December 31, 2000, there was one licensed Garcia's restaurants. The license agreement provides for the monthly payment of continuing royalties of 1.5% of gross sales.

Future Franchise Development

In 1999, the Company hired Laurence Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's. The Company finalized a new franchise program and updated franchise and development agreements for Garfield's Restaurant and Pubs. The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) was registered nationally in 2000, and since registration the Company has aggressively pursued franchise development.

In 2000 the Company began its aggressive marketing of franchises under the UFOC registered during the year. The Company signed commitments for twenty-five franchise restaurants in 2000, and one new freestanding franchise restaurant was opened in October of the year. The twenty-five franchise restaurants committed to during the year include twelve in Florida, ten in Nebraska and three in Indiana.

Subsequent to December 31, 2000, and through the date of this report, the Company signed an additional ten restaurant franchise development agreement related to the Las Vegas, Nevada market.

Franchise Revenue Data

The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated:

	2000	1999	1998

Initial franchise fees	$ 161,000	$ 35,000	$ 35,000
Continuing royalties	274,000	282,000	323,000
Total	$ 435,000	$ 317,000	$ 358,000
	=======	=======	=======

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

RECENT DEVELOPMENTS

In January 2001, the Company purchased 67,500 shares of its common stock in a private transaction for an aggregate purchase price of approximately $143,000.

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

SERVICE MARKS

"GARFIELD'S", "CASEY GARFIELD'S", "PEPPERONI GRILL", "GARCIA'S", "CASA LUPITA" and "CARLOS MURPHY'S", AND "BELLINI'S RISTORANTE" are Company service marks registered with the United States Patent and Trademark Office. The Company pursues any infringement of its marks within the United States and considers its marks to be crucial to the success of its operations. The "Bellini's Ristorante" pertains to the use of the name and mark outside of Texas and Oklahoma. The Company has no locations open at this time using "Casa Lupita", "Carlos Murphy's" or "Bellini's Ristorante" trade names.

EMPLOYEES

As of December 31, 2000, the Company employed 3,786 individuals, of whom 276 were management or administrative personnel (including 222 who were restaurant managers or trainees) and 3,510 were employed in non-management restaurant positions. As of this date, the Company employed 266 persons on a salaried basis and 3,520 persons on an hourly basis. Each restaurant employs an average of 52 people.

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

SEASONALITY

With 52 of the 69 Company-owned restaurants located in regional malls as of December 31, 2000, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales and profits in the Company's fourth and first fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

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

Approximately 13% of the Company's food and beverage revenues in 2000 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

Year Lease Term Expires	No. of Facilities

2001-2002	14
2003-2004	12
2005-2006	12
2007-2008	13
2009-2010	16
2011-2012	1
2013 and beyond	2

ITEM 3. LEGAL PROCEEDINGS

On September 8, 1998, Kelly R. Broussard, a former employee of the Company, filed a charge of discrimination with the Louisiana Human Rights Commission alleging sexual harassment and constructive discharge against the Company. Her position statement and request for information were submitted to the Equal Employment Opportunity Commission on November 12, 1998. Ms. Broussard's attorney made an offer of settlement to the Company in the amount of $575,000, which the Company rejected. Subsequently, Ms. Broussard filed a lawsuit for discrimination against the Company. In February 2001 this matter was settled for $10,000 by the Company.

In 1999 the Company filed suit against one of its food purveyors in federal court. This suit stems from the receipt of contaminated food product that the Company's management believe caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July of 1998. The suit proceeded through 2000 and continues to be litigated. The amount of financial recovery as a result of this litigation is undetermined at this time.

The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively will materially impair the Company's financial and operational condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 2000.

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

	Low	High
1998
First Quarter	$3.38	$6.09
Second Quarter	5.25	9.00
Third Quarter	4.06	8.00
Fourth Quarter	4.50	6.13

1999
First Quarter	$3.75	$6.31
Second Quarter	3.13	4.16
Third Quarter	2.75	4.00
Fourth Quarter	2.03	3.13

2000
First Quarter	$2.25	$3.63
Second Quarter	2.50	4.44
Third Quarter	3.88	4.79
Fourth Quarter	2.00	4.16

2001
First Quarter (March 6)	$2.00	$3.38

On March 6, 2001, the Company's stock transfer agent reported that the Company's common stock was held by 187 holders of record. However, management believes there are in excess of 1,000 beneficial owners of the Company's common stock.

The Company has paid no cash dividends on its common stock. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the common stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, level of debt, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are reported in thousands except for per share amounts.

	2000	1999	1998	1997	1996
Income Statement Data:
Revenues:
Food and beverage sales	$103,480	$ 93,846	$ 88,190	$ 62,851	$ 55,733
Franchise fees and royalties	435	319	358	268	265
Other income	690	413	637	423	418
	104,605	94,578	89,185	63,542	56,416
Costs and Expenses:
Costs of sales	28,319	25,841	24,261	17,840	17,070
Operating expenses	63,473	57,779	53,824	36,795	32,219
Pre-opening costs	790	691	535	279	726
General and administrative expenses	5,806	5,968	5,548	4,049	3,666
Provision for impairment of long-lived assets	340	300	41	85	---
Depreciation and amortization	3,889	3,377	2,964	2,216	1,886
Interest expense	974	776	410	310	194
	103,591	94,732	87,583	61,574	55,761
Income (loss) before provision (benefit) for income taxes	1,014	(154)	1,602	1,968	655
Provision for (benefit from) income taxes	(103)	(116)	419	569	74
Net income (loss)	$ 911	$ (38)	$ 1,183	$ 1,399	$ 581

Net income (loss) per common share	$ 0.30	$ (0.01)	$ 0.30	$ 0.36	$ 0.15

Net income per common share assuming dilution	$ 0.29	$ (0.01)	$ 0.28	$ 0.35	$ 0.15

Weighted average common shares	3,044	3,151	3,942	3,869	3,836
Weighted average common shares assuming dilution	3,145	3,151	4,177	3,988	4,002

Balance Sheet Data (at end of period):
Working capital (deficit)	$ (11,039)	$ (8,320)	$ (3,360)	$ (4,844)	$ (3,456)
Total assets	$ 33,102	$ 31,090	$ 25,820	$ 29,775	$ 18,709
Long-term debt obligations	$ 8,440	$ 9,092	$ 3,409	$ 7,637	$ 1,471
Stockholders' equity	$ 8,099	$ 7,319	$ 12,451	$ 10,993	$ 9,650

Other Data:
Cash provided by operating activities	$ 5,354	$ 7,497	$ 2,945	$ 4,977	$ 2,438
Cash (used in) provided by investing activities	$ (6,338)	$ (7,516)	$ 1,566	$ (11,182)	$ (4,283)
Cash (used in) provided by financing activities	$ (383)	$ 964	$ (4,545)	$ 6,841	$ 1,539
Earnings before interest, taxes, depreciation and amortization (EBITDA) (1)	$ 5,877	$ 4,000	$ 4,977	$ 4,493	$ 2,736
System-wide sales (2)	$112,217	$102,665	$ 98,923	$ 71,133	$ 4,036

  EBITDA is calculated by adding the following to GAAP net income: interest expense, provision/benefit for income taxes and depreciation and amortizaion. EBITDA is not a calculation provided by GAAP and similarly is not an alternative to operating income or net income and is not a measure of liquidity. Additionally, EBITDA may be calculated differently by other companies sharing the same industry as Eateries, Inc.

  System-wide sales include annual Company sales and annual sales as reported to the Company by its franchisees and licensees. Franchisee and licensee gross sales are not included in revenues in the consolidated financial statements and are not GAAP revenue for Eateries, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some examples of forward-looking statements are statements related to anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, future liquidity and capital resource needs, and other matters. In addition, forward-looking statements often (though not always) may be identified by the use of such terms as "may", "will", "expect", "intend", "project", "estimate", "anticipate", "believe", "think", "continue" or variations of such terms and similar terminology. All statements other than statements of historical fact contained in this Form 10-K or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: consumer spending trends and habits; competition in the casual dining restaurant segment; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements. However, the Company may be required to amend its filings if information becomes materially misleading.

INTRODUCTION

As of December 31, 2000, the Company owned and operated 69 (50 Garfield's, 17 Garcia's, 2 Pepperoni Grills) and franchised or licensed 8 (7 Garfield's and 1 Garcia's) restaurants. The Company currently has 1 Garfield's and one Garcia's in development. As of the date of this report, the entire system includes 67 (48 Garfield's, 17 Garcia's, 2 Pepperoni Grills) Company-owned restaurants and 7 (6 Garfield's and 1 Garcia's) franchised or licensed restaurants.

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

	Fiscal Year
	2000	1999	1998
Income Statement Data:
Revenues:
Food and beverage sales	98.9%	99.2%	98.9%
Franchise fees and royalties	0.4	0.3	0.4
Other income	0.7	0.5	0.7
	100.0	100.0	100.0
Costs and Expenses:
Costs of sales (1)	27.4	27.5	27.5
Operating expenses (1)	61.3	61.6	61.0
Pre-opening costs (1)	0.8	0.7	0.6
General and administrative expenses	5.6	6.3	6.2
Provision for impairment of long-lived assets	0.3	0.3	0.0
Depreciation and amortization (1)	3.8	3.6	3.4
Interest expense	0.9	0.8	0.5
	=====	=====	=====
Income before provision for (benefit from) income taxes	1.0	(0.02)	1.8
Provision for (benefit from) income taxes	0.1	(0.01)	0.5
Net income (loss)	0.9%	(0.01)%	1.3%

Selected Operating Data: (Dollars in thousands)
System-wide sales:
Company restaurants	$103,480	$93,846	$88,190
Franchise restaurants	8,737	8,819	10,733
Total	$112,217	$102,665	$98,923
	======	======	======
Number of restaurants (at end of period):
Company restaurants	69	69	64
Franchise restaurants	8	9	8
Total	77	78	72
	====	====	====
(1) As a percentage of food and beverage sales.

IMPACT OF SEASONALITY

The concentration of restaurants in regional malls, where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. However, as a result of the acquisition of 17 freestanding Mexican restaurants from Famous and by the three Italian restaurants, the Company's management believes that its revenues and profits will be less affected by seasonality in the future. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 2000, 1999 and 1998.

		Fiscal Quarters
		1st	2nd	3rd	4th	Annual
		(In thousands except per share amounts)
2000:
	Revenues	$ 25,108	$ 24,797	$ 25,069	$ 29,631	$104,605
	Net income (Loss)	324	(181)	(249)	1,017	911
	Net income (Loss) per common share	0.11	(0.06)	(0.08)	0.33	0.30
	Net income per common share assuming dilution	0.10	(0.06)	(0.08)	0.32	0.29
	Weighted average common shares	2,997	3,004	3,011	3,055	3,044
	Weighted average common shares assuming dilution	3,094	3,004	3,011	3,156	3,145
	Pre-opening costs	$ 209	$ 311	$ 127	$ 143	$ 790
	Number of Company units at end of period	69	71	71	69	69
	Company restaurant operating weeks	884	907	923	1,004	3,718
	Sales per Company restaurant operating week	$ 28	$ 27	$ 26	$ 29	$ 28

1999:
	Revenues	$ 23,074	$ 22,887	$ 23,216	$ 25,401	$ 94,578
	Net income (Loss)	247	(336)	(518)	569	(38)
	Net income (Loss) per common share	0.07	(0.11)	(0.18)	0.19	(0.01)
	Net income per common share assuming dilution	0.07	(0.11)	(0.18)	0.19	(0.01)
	Weighted average common shares	3,519	2,938	2,997	2,996	3,151
	Weighted average common shares assuming dilution	3,725	2,938	2,997	3,008	3,151
	Pre-opening costs	$ 99	$ 183	$ 342	$ 67	$ 691
	Number of Company units at end of period	64	66	68	69	69
	Company restaurant operating weeks	828	854	872	893	3,447
	Sales per Company restaurant operating week	$ 28	$ 26	$ 26	$ 28	$ 27

1998:
	Revenues	$ 23,500	$ 21,347	$ 21,266	$ 23,072	$ 89,185
	Net income	534	246	3	400	1,183
	Net income per common share	0.14	0.06	0.00	0.10	0.30
	Net income per common share assuming dilution	0.13	0.06	0.00	0.10	0.28
	Weighted average common shares	3,898	3,942	3,971	3,955	3,942
	Weighted average common shares assuming dilution	4,117	4,233	4,186	4,172	4,177
	Pre-opening costs	$ 131	$ 139	$ 187	$ 78	$ 535
	Number of Company units at end of period	62	62	64	64	64
	Company restaurant operating weeks	796	815	908	806	3,325
	Sales per Company restaurant operating week	$ 29	$ 26	$ 23	$ 28	$ 26

FISCAL YEARS 2000, 1999, AND 1998

Results of Operations

The Company's results of operations for the year ended December 31, 2000 improved substantially over prior year. The Company had record sales, mainly due to a 3% increase in same store sales over prior year and the opening of additional units. Record sales are also due to the Company continuing its aggressive advertising campaign in all markets in 2000. During 2000, the Company expanded its focus on training, continuing to improve the quality of food preparation and customer service in all locations. This focus resulted in greater repeat business in 2000 and management anticipates this trend to continue in 2001. Additionally, the Company is maintaining the focus it began in 1999 to grow its franchise business. As a result, the Company experienced growth through its campaign to recruit additional franchisees, opening one new franchise location in 2000 and signing agreements for additional 25 units. The Company also experienced slightly better food and labor costs, despite increasing wages throughout its territories. This is primarily due to increased same store sales and higher check averages. The Company successfully opened one freestanding Garfield's location in 2000, which experienced higher sales as opposed to its normal mall based volumes. During the third and fourth quarters of 2000, the Company began to experience substantial increases in utility expenses. In some markets the increase was as much as 40% and management believes that continued increases in utility expenses in 2001 could negatively impact the Company's results of operations.

Revenues

Revenues for the year ended December 31, 2000, increased 10.6% over the revenues reported for the year ended December 26, 1999. Revenues for the year ended December 26, 1999, increased 6% over the revenues reported for the year ended December 27, 1998.

The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating week were as follows:

	2000	1999	1998
Garfield's:
Number of Company restaurants at year end	50	49	48
Number of Company restaurant operating weeks	2,629	2,475	2,589
Average sales per Company restaurant operating Week	26,649	25,528	23,018

Garcia's: (1)
Number of Company restaurants at year end	17	14	12
Number of Company restaurant operating weeks	825	763	766
Average sales per Company restaurant operating Week	29,910	30,637	31,716

ROMA Foods:(2)
Number of Company restaurants at year end	2	5	2
Number of Company restaurant operating weeks	265	209	104
Average sales per Company restaurant operating Week	30,893	32,107	36,712

All Concepts (3):
Number of Company restaurants at year end	69	68	62
Number of Company restaurant operating weeks	3,719	3,447	3,525
Average sales per Company restaurant operating Week	27,675	27,058	26,378

(1) Includes Casa Lupita (for 1998 only) and Carlos Murphy's; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.
(2) Includes Pepperoni Grill, Bellini's and Tommy's; the two Bellini's and Tommy's were acquired in May 1999 and sold December 2000.
(3) Includes Garfield's, Pepperoni Grill, Bellini's, Tommy's, Garcia's, Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

A summary of sales and costs of sales expressed as a percentage of sales are listed below for the fiscal years:

	2000	1999	1998
Sales:
Food	86.5%	86.0%	85.3%
Beverage	13.5%	14.0%	14.7%
Total	100.0%	100.0%	100.0%
	=====	=====	=====
Costs of Sales:
Food	27.6%	28.1%	28.0%
Beverage	25.8%	23.8%	24.8%
Total	27.4%	27.5%	27.5%
	=====	=====	=====

Average weekly sales per unit for Garfield's were $26,650 during 2000 compared to $25,530 during 1999. The 2000 per unit weekly sales increased by $1,120 or 4.4% from 1999 levels. Average weekly sales per unit for Garcia's were $29,910 during 2000 versus $30,640 in 1999. Garcia's 2000 and 1999 average weekly sales per unit continued to be negatively impacted by negative publicity related to a vendor contaminated product problem in the Phoenix, Arizona market during 1998. As a result of a continued aggressive television advertising campaign in 1999 and 2000, average unit volumes in the Phoenix area Garcia's are stabilizing, however the units are not reaching historical profit levels due to food discounting.

Average weekly sales per unit for Garfield's were $25,530 during 1999 compared to $23,010 during 1998. The 1999 per unit weekly sales increased by $2,520 or 11% from 1998 levels. The increase was primarily due to the introduction of a new menu design, a successful television advertising campaign, the success of continued radio and newspaper advertising and the implementation of a mall employee rewards program in selected locations. Average weekly sales per unit for Garcia's were $30,640 during 1999 versus $31,720 in 1998. The Company's Garcia's units were negatively impacted by negative publicity related to a vendor contaminated product problem in the Phoenix, Arizona market during the third quarter of 1998. Aggressive advertising was unable to bring the average unit to volumes to historical levels. In addition, aggressive discounting to assist in attempting to bring back sales resulted in lower unit profitability.

Continuing royalties were $274,000 in 2000, $282,000 in 1999 and $323,000 in 1998. The decrease in 1999 from 1998 is a result of the Company's acquisition of three franchised Garfield's restaurants.

Other income during 2000 was $690,000 compared to $413,000 in 1999 and $638,000 in 1998. The increase in 2000 as compared to 1999 is primarily due to banquet and audio/video rental income in the Tempe, Arizona Garcia's in an Embassy Suites Hotel. Other income in 1999 decreased from 1998 due the Company receiving a fee in the amount of $120,000 to terminate an agreement under which the Company managed a Carlos Murphy's restaurant owned by an independent third party.

During 2000, 1999 and 1998 Other Income consisted of the following:

	2000	1999	1998

Vending	$125,000	$169,000	$195,000
Audio/Video Rental	112,000	---	---
Banquet Rental	55,000	---	---
Other Rental	60,000	63,000	5,000
Management Fees	---	---	57,000
Marketing Fund Revenues	39,000	33,000	42,000
Interest	38,000	28,000	31,000
Merchandise Sales	31,000	20,000	23,000
Fee for termination	---	---	120,000
Miscellaneous	230,000	100,000	165,000
Total	$690,000	$413,000	$638,000
	======	======	======

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

	2000	1999	1998
Garfield's:
Costs of sales	27.5%	27.9%	28.0%
Labor costs	28.3%	28.8%	27.9%
Total	55.8%	56.7%	55.9%
	=====	=====	=====
Garcia's (1):
Costs of sales	26.3%	25.6%	26.2%
Labor costs	31.5%	29.7%	30.5%
Total	57.8%	55.3%	56.7%
	=====	=====	=====
Pepperoni Grill (2)
Costs of sales	29.7%	30.6%	29.5%
Labor costs	30.4%	30.5%	28.5%
Total	60.1%	61.1%	58.0%
	=====	=====	=====
All Concepts (3):
Costs of sales	27.4%	27.5%	27.5%
Labor costs	29.3%	29.1%	28.7%
Total	56.7%	56.6%	56.2%
	=====	=====	=====
(1) Includes Casa Lupita (for 1998 only) and Carlos Murhph's.
(2) Includes Bellini's and Tommy's, which were purchased in May 1999 and sold in December 2000.
(3) Includes Garfield's, Garcia's, Pepperoni Grill, Bellini's, Tommy's, Carlos Murphy's and Casa Lupita (for 1998 only).

Garfield's costs of sales as a percentage of food and beverage sales decreased in 2000 to 27.5% from 27.9% in 1999. Garcia's costs of sales as a percentage of food and beverage sales increased to 26.3% in 2000 from 25.6% in 1999 and 26.2% in 1998. This increase is primarily due to high liquor costs and lower vendor rebates. Pepperoni Grill cost of sales as a percentage of sales December in 2000 to 29.7% from 30.6% in 1999. This decrease was due to efficiencies in purchasing due to the acquisition of Bellini's and Tommy's in May of 1999. Garfield's costs of sales as a percentage of food and beverage sales decreased to 27.9% in 1999 compared to 28.0% in 1998, primarily due to continued menu development, increased vendor rebates, and improved store-level food and beverage cost controls.

Garfield's labor costs as a percentage of food and beverage sales decreased in 2000 to 28.3% from 28.8% in 1999, which increased from 27.9% in 1998. This decrease from 1999 is primarily due to lower turnover in most markets. The increase from 1998 was primarily due to increased kitchen labor and restaurant level management salaries and incentive compensation. Labor costs for Garcia's as a percentage of food and beverage sales increased to 31.5% in 2000 from 29.7% in 1999. Labor costs for Pepperoni Grill increased in 1999 to 30.5% of food and beverage sales compared to 28.5% in 1998.

Operating expenses (which include labor costs) as a percentage of food and beverage sales were 61.3% in 2000, 61.6% in 1999, and 61.0% in 1998. The decrease in operating expenses as a percentage of food and beverage sales in 2000 compared to 1999 due primarily to increased sales. Were it not for the substantial increase in revenues from 1998-2000, and the corresponding necessity to significantly increase advertising and discounting to offset the impact of a vendor related contamination, operating expenses would have declined as a percentage of revenue.

Pre-Opening Costs

The Company expenses pre-opening costs as incurred. During each of the three years in the period ended December 31, 2000, the Company incurred and recognized as expense the following amounts for restaurant pre-opening costs relative to the corresponding number of restaurants opened:

	2000	1999	1998

Total pre-opening costs	$790,000	$691,000	$535,000
Restaurants opened	6	5	4
Average pre-opening costs per restaurant opened	$131,667	$138,200	$133,800
Total pre-opening costs as a percentage of food and beverage sales	0.8%	0.7%	0.6%

The decrease in average pre-opening cost between 2000 and 1999 is primarily due to increased emphasis on training for new store openings. The increase in average pre-opening costs between 1999 and 1998 reflect delays experienced relative to two new restaurants opened in 1998 and 1999. Management expects future pre-opening costs to be lower.

General and Administrative Expenses

General and administrative expenses decreased as a percentage of total revenues to 5.6% in 2000 from 6.3% in 1999 as compared to 6.2% in 1998. The lower absolute levels of general and administrative expenses from 1998 to 2000 are related primarily to the Company's ability to increase revenues without incurring large corresponding addition to personnel costs. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years.

Provision for Impairment of Long-Lived Assets

In the regular course of business the Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment, whenever events or circumstances indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, costs of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1998, 1999 and 2000, as well as the possible rent reductions, deferrals, and other negotiated concessions from landlords. Actual results could vary materially from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

During 2000, the Company recorded a $340,000 provision for impairment of long-lived assets related to three locations. During 1999, the Company recorded a $300,000 provision for impairment of long-lived assets related to four locations, and during 1998 the Company recorded a $41,000 provision for impairment of long-lived assets related to one location.

In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2000 to $3,889,000 (3.8% of food and beverage sales) compared to $3,378,000 (3.6% of food and beverage sales) in 1999 and $2,964,000 (3.4% of food and beverage sales) in 1998. The increase in 2000 compared to 1999 is primarily attributable to the increase in net assets subject to depreciation and amortization in 2000 versus 1999 as the result of the opening of additional restaurants in 2000 and 1999. The increase in 1999 versus 1998 also relates principally to the increase in net assets subject to depreciation and amortization because of the opening additional restaurants and the remodeling of existing restaurants.

Interest Expense

Interest expense during each of the three years in the period ended December 31, 2000, was $974,000 in 2000, $776,000 in 1999, and $410,000 in 1998. Additionally, the Company has capitalized approximately $71,000, $47,000, and $35,000 of interest costs during 2000, 1999 and 1998, respectively. The increase in interest expense in 1999 compared to 1998 is due principally to the Company's purchase of 1,056,200 shares for a total of $5,413,025 in February 1999. The increase in interest expense in 2000 compared to 1999 is attributable to an increase in the 2000 average borrowing balances under the Company's revolving credit agreements caused by the Company's aggressive program of building new Company owned units

Income Taxes

The provision for income tax was $103,000, $419,000, respectively, for 2000 and 1998. The benefit for income taxes was $116,000 in 1999.

At December 31, 2000, the Company has recorded a benefit for its deferred tax assets of approximately $3,473,000. Management believes that $2,311,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $3,060,000 in the future taxable income necessary to recognize the net deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carry forwards do not begin to expire until 2003 and general business tax credits until 2009. Although management of the Company is not presently aware of any adverse matters, result of loss of market share, increased competition or other adverse general economic conditions, it intends to evaluate the relizability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

Net Income Per Share Amounts

Basic Earnings Per Share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,044,195 and 3,941,728 in 2000 and 1998, respectively. EPS for 1999 was anti-dilutive. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 3,144,515, 3,162,267 and 4,177,073 in 2000, 1999 and 1998, respectively.

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

Liquidity and Capital Resources

At December 31, 2000, the Company's working capital ratio decreased to .30 to 1 compared to .40 to 1 at December 26, 1999. As is customary in the restaurant industry, the Company has consistently operated with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For fiscal years 2000, 1999 and 1998, the Company's expenditures for capital improvements were $8,876,000, $7,918,000 and $5,013,000, respectively, which were funded out of cash flows from operating activities of approximately $5,354,000, $7,497,000, and $2,945,000, respectively, landlord finish-out allowances of approximately $2,023,000, $814,000 and $706,000, respectively, and borrowings under the Company's credit agreements.

During 2001, the Company expects to construct and open up one new Garfield's and two Garcia's. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 2001.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of December 31, 2000, 169,134 shares had been repurchased under this plan for a total purchase price of approximately $770,000. The Company repurchased 67,500 additional shares subsequent to December 31, 2000.

In February 1999, the Company's Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. In connection with this transaction, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used for the stock purchase from the Sellers. The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit has a two-year term and initially bears interest at a floating rate of three month LIBOR plus 1.50% (initially 6.5%), which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with operating covenants and restrictions.

Stock Put Agreements

In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the decreased officers or members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The agreement calls for a calculation of the per share price payable by the company. The purchase price cannot exceed the the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer. The Company expects the source of funding for this commitment to come from the proceeds of the key man life insurance policy for the respective officer.

Quantitative and Qualitative Disclosures About Market Risk

As of the date of this report, the Company has an available revolving line of credit in the amount of $6,000,000, as well as outstanding borrowings under a term loan of approximately $5,979,000. Both loans bear interest at floating rate of three-month LIBOR plus 1.75% (8.56% as of the date of this report). Thus, the Company is exposed to the risk of earnings losses due to increases in three-month LIBOR. To hedge its risk exposure to potential increases in three-month LIBOR, the Company has entered into an interest rate swap agreement with a bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the terms of the Company's credit facilities and interest rate swap agreement.

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

Management's Responsibility for Financial Reporting
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2000 and December 26, 1999
Consolidated Statements of Income for each of the three years in the period ended December 31, 2000
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits.

The following exhibits are filed as part of Form 10-K and are identified by the numbers indicated:
Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Amendment to the Amended and Restated Articles of Incorporation. (2)
3.3	Second Amendment to the Amended and Restated Articles of Incorporation. (11)
3.4	Bylaws as amended. (1)
3.5	Amendment to Bylaws. (11)
4.1	Specimen Stock Certificate. (3)
10.1	Employment Agreement between the Company and Vincent F. Orza, Jr., dated January 22, 2001.
10.2	Employment Agreement between the Company and James M. Burke, dated January 22, 2001.
10.3	Employment Agreement between the Company and Bradley L. Grow, dated January 1, 2001.
10.4	Lease Amendment dated May 1, 1999 between the Company and Great Places, L.L.C. for the lease of the Company's corporate office facilities in Edmond, Oklahoma.
10.5

Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)

10.6	Form of Franchise Agreement for Garfield's and Garcia's dated March 20, 2000.
10.7	Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr. (5)
10.8	Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke. (5)
10.9	Employee Stock Purchase Plan dated June 15, 1994 (6).
10.10	Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (7)
10.11	Amendment to Amended and Restated Eateries, Inc. omnibus equity compensation plan. (11)
10.12	Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries. (8)

Exhibit Number	Description of Document
10.13	Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy's, Inc. (9)
10.14	Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy's, Inc. (9)
10.15	Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza, Jr. and the Company. (4)
10.16	Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company. (4)
10.17	Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners, L.P. and Microcap Partners L.P. (10)
10.18	Loan Agreement dated effective February 19, 1999, among Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B. (10)
10.19

Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B. (10)

10.20

Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B. (10)

10.21	Lease Amendment dated August 1, 1999 between the Company and Great Places of Shawnee L.L.C. for the lease of the Company's Garfield's Restaurant in Shawnee, Oklahoma.
21.1	Subsidiaries of Eateries, Inc.
23.1	Consent of Arthur Andersen LLP.
INDEX TO EXHIBITS

(1)	Filed as exhibit to Registrant's Registration Statement on Form S-18 (File Nol 33-6818-FW) and incorporated herein by reference.
(2)	Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.
(3)	Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896) and incorporated herein by reference.
(4)	Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (File No. 0-14968) and incorporated herein by reference.
(5)	Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.
(6)	Filed as Appendix A to the Company's Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
(7)	Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.
(8)	Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.
(9)	Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.
(10)	Filed as exhibit to Registrant's Current Report on Form 8-K dated March 3, 1999 (File No. 0-14968) and incorporated herein by reference.
(11)	Filed as exhibit to registrant's proxy statement filed with the Commission on June 6, 2000 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

EATERIES, INC.

Date: March 6, 2001
By: /s/Vincent F. Orza, Jr.
Vincent F. Orza, Jr.
President, Chief Executive Officer

Date: March 6, 2001
By: /s/Bradley L. Grow
Bradley L. Grow
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2001
By: /s/Vincent F. Orza, Jr.
Vincent F. Orza, Jr.
Chairman of the Board, President and Director

Date: March 6, 2001
By: /s/James M. Burke
James M. Burke
Assistant Secretary and Director

Date: March 6, 2001
By: /s/Edward D. Orza
Edward D. Orza,
Director

Date: March 6, 2001
By: /s/Patricia L. Orza
Patricia L. Orza,
Secretary and Director

Date: March 6, 2001
By: /s/Thomas F. Golden
Thomas F. Golden,
Director

Date: March 6, 2001
By: /s/Philip Friedman
Philip Friedman,
Director

Date: March 6, 2001
By: /s/Larry Kordisch
Larry Kordisch,
Director

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

The Board of Directors of Eateries, Inc. have engaged Arthur Andersen LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 2000 consolidated financial statements. Their report is included on the following page.

/s/Vincent F. Orza, Jr.
Vincent F. Orza, Jr.
President and Chairman
Chief Executive Officer

/s/Bradley L. Grow
Bradley L. Grow
Vice President
Chief Financial Officer

March 6, 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiaries (an Oklahoma Corporation) as of December 31, 2000 and December 26, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 31, 2000 and December 26, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma
March 1, 2001

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 26, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 875,892	$2,243,332
Receivables:
Franchisees	156,538	157,238
Insurance refunds	---	309,213
Landlord finish-out allowances	10,000	10,000
Other	1,089,985	1,047,867
Deferred income taxes (Note 9)	--	226,000
Inventories	1,010,631	937,098
Prepaid expenses and deposits	1,585,384	685,024
Total current assets	4,728,430	5,615,772
Property and equipment, at cost:
Land and buildings	838,800	838,800
Furniture and equipment	19,775,204	16,528,426
Leasehold improvements	38,092,084	32,799,603
Assets under capital leases	123,430	123,420
	58,829,518	50,290,249
Less: Landlord finish-out allowances	18,327,050	16,304,266
	40,502,468	33,985,983
Less: Accumulated depreciation and amortization	16,773,112	13,080,932
Net property and equipment	23,729,356	20,905,051
Deferred income taxes (Note 9)	1,585,885	1,143,171
Goodwill, net	2,238,276	2,707,062
Other assets	819,842	718,839
	$33,101,789	$31,089,895
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,540,398	$ 7,035,152
Accrued liabilities:
Compensation	2,771,953	2,462,458
Taxes, other than income	1,081,659	1,063,360
Deferred income taxes (Note 9)	424,008	---
Other	1,600,741	2,146,648
Current portion of long-term obligations (Note 6)	1,348,571	1,228,571
Total current liabilities	15,767,330	13,936,189
Deferred credit	535,352	578,832
Other liabilities	260,325	157,531
Long-term obligations, net of current portion (Note 6)	8,439,744	9,092,131
Commitments and contingencies (Note 5 and 12)
Total Liabilities	25,002,751	23,764,683

Stockholders' equity (Note 10):
Preferred stock, $.002 par value, none outstanding
Common stock, $.002 par value, 4,468,265 and 4,408,065 shares outstanding at December 31, 2000 and December 26, 1999, respectively	8,937	8,816
Additional paid-in capital	10,264,218	10,114,079
Retained earnings	5,009,906	4,099,038
	15,283,061	14,221,933
Treasury stock, at cost 1,454,097 and 1,380,395 shares at December 31, 2000 and December 26, 1999, respectively	(7,184,023)	(6,896,721)
Total stockholders' equity	8,099,038	7,325,212
	$33,101,789	$31,089,895
	=======	=======
See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2000	December 26, 1999	December 27, 1998
Revenues:
Food and beverage sales	$103,479,815	$ 93,846,076	$ 88,189,726
Franchise fees and royalties	435,381	319,422	357,997
Other	689,791	412,676	637,517
Total revenues	104,604,987	94,578,174	89,185,240

Costs of sales	28,318,905	25,840,737	24,260,591
	76,286,082	68,737,437	64,924,649

Operating expenses (Note 7)	63,472,674	57,778,851	53,824,344
Pre-opening costs (Note 2)	790,000	691,000	535,000
General and administrative expenses	5,805,974	5,968,157	5,547,711
Provision for impairment of long-lived assets (Note 8)	340,000	300,000	41,000
Depreciation and amortization	3,889,419	3,377,569	2,964,184
Interest expense	974,190	776,171	410,223
	75,272,257	68,891,748	63,322,462

Income (loss) before income taxes	1,013,825	(154,311)	1,602,187

Provision for (benefit from) income taxes (Note 9)	102,957	(116,171)	419,000

Net income (loss)	$ 910,868	$ (38,140)	$ 1,183,187
	=======	=======	=======

Net income (loss) per common share (Note 11)	$ 0.30	$ (0.01)	$ 0.30

Net income per common share assuming dilution (Note 11)	$ 0.29	$ (0.01)	$ 0.28
	=======	=======	=======
See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Additional
	Shares			Treasury Stock		Paid-in	Retained
	Authorized	Issued	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 28, 1997	20,000,000	4,221,785	$8,444	347,115	$(1,567,283)	$9,486,594	$3,065,300	$10,993,055

Issuance of common stock:
Exercise of stock options	-	107,499	215	-	-	258,222	-	258,437
Employee stock purchase plan	-	17,736	35	-	-	74,400	-	74,435
Tax benefit from the exercise of non-qualified stock options	-	-	-		-	133,000	-	133,000
Treasury stock acquired (Note 10)	-	-	-	36,900	(191,130)	-	-	(191,130)
Net income	-	-	-	-	-	-	1,183,187	1,183,187

Balance, December 27, 1998	20,000,000	4,347,020	$8,694	384,015	$(1,758,413)	$9,952,216	$4,248,487	$12,450,984

Issuance of common stock:
Exercise of stock options	-	30,255	60	-	-	58,319	-	58,379
Employee stock purchase plan	-	30,790	62	-	-	73,544		73,606
Tax benefit from the exercise of non-qualified stock options	-	-	-	-	-	30,000	-	30,000
Treasury stock acquired (Note 10)	-	-	-	1,095,662	(5,634,318)	-	-	(5,634,318)
Treasury stock issued for acqusition	-	-	-	(99,278)	496,010	-	(111,309)	384,701
Net loss	-	-	-	-	-	-	(38,140)	(38,140)
Balance, December 26, 1999	20,000,000	4,408,065	$8,816	1,380,399	$(6,896,721)	$10,114,079	$4,099,038	$7,325,212

Issuance of common stock:
Exercise of stock options	-	37,030	74	-	-	91,325	-	91,399
Employee stock purchase plan	-	23,170	47	-	-	54,114	-	54,161
Tax benefit from the exercise of non-qualified stock options	-	-	-	-	-	4,700	-	4,700
Treasury stock acquired (Note 10)	-	-	-	10,070	(56,650)	-	-	(56,650)
Treasury stock acquired from sale of assets	-	-	-	63,628	(230,652)	-	-	(230,652)
Net income	-	-	-	-	-	-	910,868	910,868

Balance, December 31, 2000	20,000,000	4,468,265	$ 8,937	1,454,097	$(7,184,023)	$10,264,218	$ 5,009,906	$8,099,038
	=======	=======	=======	=======	=======	=======	=======	=======
See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2000	December 26, 1999	December 27, 1998
Cash flows from operating activities:
Net income or (loss)	$ 910,868	$ (38,140)	$ 1,183,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,889,419	3,377,569	2,964,184
Provision (benefit) for deferred income taxes	102,957	(116,171)	366,000
(Increase) decrease in operating assets:
Receivables	271,392	(403,512)	(97,044)
Deferred income taxes	207,294	(508,000)	(38,000)
Inventories	(73,533)	(66,803)	(302,160)
Prepaid expenses and deposits	(905,479)	1,600,670	(226,431)
Other assets	(495,470)	---	---
Increase (decrease) in operating liabilities:
Accounts payable	1,505,246	2,568,630	(760,890)
Accrued liabilities	(218,113)	1,190,229	(228,715)
Deferred credits	---	---	77,328
Other liabilities	59,314	(107,182)	8,000
Total adjustments	4,343,027	7,535,430	1,762,272
Net cash provided by operating activities	5,253,895	7,497,290	2,945,459

Cash flows from investing activities:
Capital expenditures	(8,776,530)	(7,918,226)	(5,012,582)
Landlord finish-out allowances	2,022,784	813,702	706,250
Net cash payments for restaurant acquisitions	---	(320,479)	(378,922)
Proceeds from the sale of property and equipment	511,825	---	6,152,393
Payments received for notes receivable	3,597	3,574	75,290
Decrease (increase) in other assets	---	(94,664)	23,142
Net cash (used in) provided by investing activities	(6,238,324)	(7,516,093)	1,565,571

Cash flows from financing activities:
Sales of common stock	54,161	73,606	74,436
Payments on long-term obligations	(1,228,571)	(1,046,503)	(5,572,260)
Borrowings under revolving credit agreement	34,405,000	14,810,829	12,875,000
Payments under revolving credit agreement	(33,705,000)	(12,760,829)	(12,125,000)
Borrowings under note payable	---	5,463,333	---
Proceeds from issuance of stock on exercise of stock options	91,399	58,379	249,892
Repurchase of treasury stock	---	(5,634,318)	(182,580)
Increase in bank overdrafts included in accounts payable	---	---	135,759
Net cash (used in) provided by financing activities	(383,011)	964,497	(4,544,755)

Net (decrease) increase in cash and cash equivalents	(1,367,440)	945,694	(33,725)
Cash and cash equivalents at beginning period	2,243,332	1,297,638	1,331,363
Cash and cash equivalents at end of period	$ 875,892	$ 2,243,332	$ 1,297,638
	=======	=======	=======
See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Organization

Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchise restaurants. The Company's restaurants are located primarily in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name Garfield's Restaurant & Pub ("Garfield's"), Pepperoni Grill, Garcia's Mexican Restaurants ("Garcia's") and Carlos Murphy's. An analysis of Company-owned and franchised restaurants for the three years in the period ended December 31, 2000, is as follows:

	Company Units	Franchised Units	Total Units
At December 28, 1997	62	10	72
Units opened	3	1	4
Units closed	(1)	--	(1)
Units acquired	1	--	1
Purchase of franchise units	3	(3)	--
Units sold	(4)	--	(4)
At December 27, 1998	64	8	72
Units opened	5	1	6
Units closed	(3)	-	(3)
Units acquired	3	-	3
At December 26, 1999	69	9	78
Units opened	4	---	4
Units closed	(1)	(1)	(2)
Units sold	(3)		(3)
At December 31, 2000	69	8	77
	====	====	====

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

FISCAL YEAR

The Company's fiscal year is a 52/53 week year ending on the last Sunday in December. For the year ended December 31, 2000 the Company operated a 53 week year.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased.

OTHER RECEIVABLES

Other receivables included on the consolidated balance sheets consist primarily of food rebate receivables which is a component of cost of sales and banquet receivables which are recorded at the time the service is provided.

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

DEPRECIATION AND AMORTIZATION

Property and equipment (which includes assets under capital leases) and landlord finish-out allowances are stated at cost (or amounts received with respect to landlord finish-out allowances) and are depreciated and amortized over the lesser of the estimated useful lives of the assets or the remaining term of the leases using the straight-line method. Estimated useful lives are as follows:

Buildings	15-30 Years
Furniture and equipment	3-15 Years
Leasehold improvements	3-15 Years
Landlord finish-out allowances	8-15 Years

GOODWILL

The Company records goodwill in connection with acquisitions. Goodwill is recorded in the amount of the purchase price in excess of the fair value of the assets acquired and amortized over twenty years. The amount of Goodwill presented on the Consolidated Balance Sheets is net of accumulated amortization of approximately $415,000, $341,000 and $165,000for 2000, 1999 and 1998.

REVENUE

Revenue from food and beverage sales is recorded at the date services are provided. Typically all customers pay at the time the service is provided, however, due to the company opening a new banquet facility, the company allows certain parties to pay in arrears. The revenue from banquets is also recorded when the service is provided and any uncollected amounts are recorded to other receivables included on the balance sheet.

ADVERTISING COSTS

Costs incurred in connection with advertising and marketing of the Company's restaurants are expensed as incurred. Such costs amounted to $3,199,000, in 2000 $2,868,800, in 1999, and $2,324,000 in 1998.

PRE-OPENING COSTS

The costs related to the opening of restaurant locations are expensed when incurred.

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

The Company's restaurants are reviewed on an individual restaurant basis for indicators of impairment whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated. (See Note 8.)

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

FRANCHISE ACTIVITIES

The Company franchises the Garfield's and Garcia's concepts to restaurant operators. As of December 31, 2000 and December 26, 1999, eight and nine restaurant units, respectively, were operating under franchise agreements. In July 1998, the Company acquired three of its franchised Garfield's. As a result of this transaction, the system includes seven franchised Garfield's. The initial non-refundable franchise fee paid to the Company is recognized as income in the year received. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $35,000 of initial franchise fees for franchised restaurants during 1999, and $35,000 in franchise fees in 1998. During 2000 the Company recognized $161,000 in initial franchise fees.

Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 2000, 1999 and 1998, the Company recognized $274,000, $282,000 and $323,000, respectively, of fees from continuing royalties.

Garfield's franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $39,000, $44,000 and 40,000, during 2000, 1999 and 1998, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield's concept.

Franchisee receivables at December 31, 2000 and December 26, 1999 are comprised primarily of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 31, 2000.

CAPITALIZATION OF INTEREST

Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $71,000, $47,000 and $35,000 of interest costs during 2000, 1999 and 1998, respectively. These costs are included in leasehold improvements in the accompanying balance sheets.

STOCK-BASED COMPENSATION

As permitted by SFAS 123, "Accounting for Stock-Based Compensation." the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

STATEMENTS OF CASH FLOWS

Interest of $978,000, $775,000 and $409,000 was paid for 2000, 1999 and 1998, respectively.

For 2000, 1999 and 1998, the Company had the following non-cash investing and financing activities.

	Fiscal Year
	2000	1999	1998
Decrease in current receivables for landlord finish-out allowances	$ ---	$ ---	$ (96,250)
Increase Stockholder Equity as a result of the issuance of treasury stock related to restaurant acquisition	---	384,702	---
Decrease in stockholder's equity as a result of the receipt of treasury stock related to restaurant sale	(230,652)	---	---
Acquisition of treasury stock upon exercise of stock options (Note 10)	56,650	---	8,550
Increase in additional paid-in capital as a result of tax benefits from the exercise of non-qualified stock options	4,700	30,000	133,000
Asset write-offs related to restaurant closures and other disposals	222,988	90,822	---
Assumption of liabilities related to restaurant acquisition	---	263,883	---
Decrease in goodwill as a result of 1997 acquisition purchase accounting adjustments	---	---	216,758
Decrease in goodwill as a result of sale of restaurants	230,651	---	---

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities', which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. The Company has reviewed various contracts, identifying those which meet the criteria as set forth in SFAS No. 133 and SFAS No. 138. The Company adopted these new standards effective January 1, 2001. The adoption of these new standards did not have material impact on the Company's financial position or results of operation.

(3) Restaurant Acquisitions

In March 1998, the Company acquired one Garcia's Mexican Restaurant from Famous Restaurants, Inc. In connection with this transaction, Famous paid the Company $70,000 to assume the real estate lease associated with this location and approximately $60,000 to assume certain liabilities related to this location. The liabilities assumed by the Company cannot exceed the amount paid to the Company by Famous. The acquisition has been accounted for under the purchase method. Pro forma operating results for the year ended December 27, 1998 assuming that the acquisition had been completed on the first day of each respective fiscal year, would not be materially different than the results reported.

In July 1998, the Company acquired all of the outstanding common stock of O.E., Inc. for a cash purchase price of $107,000. O.E., Inc. owned and operated three Garfield's in Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the years ended December 27, 1998, assuming that the acquisition had been completed on the first day of each respective fiscal year, would not be materially different than the results reported.

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

In December 2000, the Company sold three restaurants back to their founder, Tommy Byrd, for $500,000 and 63,628 shares of the Company's Common Stock. No gain or loss was recognized in the sale. These were the two Bellini's Ristrorante & Grill's and one Tommy's Italian-American Restaurant located in the Oklahoma City, Oklahoma area. The Company retained the rights to the name and trademark "Bellini's Ristorante and Grill" outside of Oklahoma and Texas.

(5) Commitments

The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2015. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 31, 2000, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

2001	$ 5,966,000
2002	5,488,000
2003	5,039,000
2004	4,312,000
2005	3,625,000
Thereafter	11,518,000
Total minimum rental commitments	$35,948,000
=======

The components of rent expense for noncancellable operating leases are summarized as follows:

	Fiscal Year
	2000	1999	1998
Minimum rents	$ 6,133,000	$ 5,790,000	$ 5,419,000
Percentage rents	542,000	361,000	345,000
	$ 6,675,000	$ 6,151,000	$ 5,764,000
	=======	=======	=======

(6) Long-term Obligations

Long-term obligations consist of the following:

	December 31, 2000	December 26, 1999
Revolving line of credit with a bank, variable interest at the three month London Interbank Offered Rates ("LIBOR") plus 1.75% (7.85% at December 31, 2000)	$3,500,000	$ 2,800,000
Term loan with a bank, variable interest at the three-month LIBOR plus 1.75% (7.85% at December 31, 2000)	6,286,345	7,514,917
Bank Loan , Interest fixed at 10% at December 31, 2000	1,970	5,785
	9,788,315	10,320,702
Less current portion	(1,348,571)	(1,228,571)
	$8,439,744	$9,092,131
	=======	=======

Maturities of long-term obligations at December 31, 2000 are:
2001	1,348,571
2002	1,228,571
2003	1,228,571
2004	5,982,602
$9,788,315
=======

In February 1999, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds from the term loan (approximately $5.4 million) were used to repurchase $1,056,200 shares of the Company's common stock (see Note 10). The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit has a two-year term and initially bears interest at a floating rate of three month LIBOR plus 1.50%, which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. For the year ended December 31, 2000, the Company violated a certain financial commitment relating to a limit on capital expenditures. The bank waived the violation of this covenant. As of the date of this report, the Company is in compliance with these covenants and restrictions.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of December 31, 2000 was $5,711,000. The unrealized gain at 2000, 1999 and 1998 was immaterial.

(7) Related Party Transactions

An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $1,056,000 in 2000, $1,333,093 in 1999, and $593,000 in 1998. A director of the Company is a partner in a law firm that provides legal services to the Company. During 2000, 1999 and 1998, the Company incurred approximately $208,000, $224,778 and $213,000, respectively, in legal services with the firm. The Company leases two buildings from affiliates. During 2000 and 1999 the lease payments related to these buildings were $214,000 and $80,400, respectively.

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

Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 2000, 1999 and 1998 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

During 2000, 1999 and 1998, the Company recorded a $340,000, $300,000 and $41,000, respectively as a provision for impairment of long-lived assets.

(9) Income Taxes

The provision (benefit) for income taxes consists approximately of the following (see Note 2):
	2000	1999	1998
Current:
Federal	$ (15,000)	$ ---	$ ---
State	91,000	---	53,000
	76,000	---	53,000

Deferred:
Federal	23,000	(110,000)	322,000
State	4,000	(6,000)	44,000
	27,000	(116,000)	366,000
Provision for income taxes	$ 103,000	$ (116,000)	$ 419,000
	=======	=======	=======

The components of deferred tax assets and liabilities consist approximately of the following:
	December 31, 2000	December 26, 1999

Deferred tax assets:
Net operating loss carryforwards	$ 399,000	$ 940,000
General business tax credits	1,860,000	1,790,000
Alternative minimum tax credit	772,000	380,000
Reserve for restaurant closing	166,000	121,000
Accrued vacation	62,000	98,000
Gift certificate liability	52,000	85,000
Deferred rent credit	55,000	64,000
Other	107,000	--
Total deferred tax assets	3,473,000	3,478,000

Deferred tax liabilities:
Smallwares expensed for tax purposes	872,000	711,000
Tax depreciation in excess of financial depreciation	1,297,000	1,252,000
Other	142,000	145,000
Total deferred tax liabilities	2,311,000	2,108,000
Net deferred tax assets	1,162,000	1,370,000
	=======	=======

At December 31, 2000, the Company has recorded a benefit for its deferred tax assets of $3,473,000. Management believes that $2,311,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the net deferred tax assets. Net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

A reconciliation of the provision (benefit) for income taxes follows:

	Fiscal Year
	2000	1999	1998
Expected tax provision at 34%	$ 345,000	$ (52,000)	$ 545,000
Permanent differences	26,000	20,000	27,000
State tax provisions, net of federal benefit	41,000	(6,000)	64,000
Tax effect of general business tax credits	(309,000)	(265,000)	(245,000)
Other, net	---	187,000	28,000
Provision (benefit) for income taxes	$ 103,000	$ (116,000)	$ 419,000
	=======	=======	=======

The Company estimates that at December 31, 2000, the federal tax net operating loss carryforward was approximately $916,000 (which principally relates to the tax benefit from the exercise of non-qualified stock options, the benefit of which was recognized through paid-in capital), which is available for utilization in various years through 2011.

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

DIRECTOR OPTION PLAN

Non-qualified stock options granted and outstanding include 411,397 director options. Under the Plan, each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2007). Any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2004).

MANAGEMENT OPTIONS

Non-qualified stock options granted and outstanding include 539,500 management options, which are vested over three- to five-year periods and expire five years from the date vested (last expiring in 2008). A summary of stock option activity under the Plan is as follows:

	Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at December 27, 1998 (of which approximately 528,652 options are exercisable at weighted average prices of $3.08)	828,662	$1.00	$6.88	$3.29
Granted	141,000	2.88	4.00
Options exercised:
Director	(15,225)	$1.00		$1.00
Management	(15,000)	$2.88		$2.88
Forfeited	(40,000)	$2.88	$4.99	$3.65
Outstanding at December 26, 1999 (of which approximately 663,427 options are exercisable at weighted average prices of $3.425)	899,437	$ 1.00	$6.88	$3.38
Granted	169,500	$2.34	$4.00	$2.81
Options exercised:
Director	(7,030)	$1.00		$1.00
Management	(30,000)	$2.81		$2.81
Forfeited	(81,000)	$3.25	$6.00	$4.46
Outstanding at December 31, 2000 (of which approximately 639,397 options are exercisable at weighted average prices of $3.36)	950,897	$1.00	$6.88	$3.22
	=====	====	====	====

As of December 31, 2000, the Plan provides for issuance of options up to 2,533,775 shares and has 303,648 shares of common stock reserved for future grant under the Plan.

RESTRICTED MANAGEMENT OPTIONS

As of December 31, 2000 and December 26, 1999, there were 170,000 restricted stock options (not granted under the Plan) which had original vesting dates from 1999 to 2000 and expire eight years from the date vested (last expiring in 2008). Certain options include an acceleration feature, which allowed for all or a portion of the options to vest in 2000, based on certain performance criteria. Based on these performance criteria, 70,000 of these options vested in 2000. A summary of restricted stock option activity is as follows:

	Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at December 27, 1998 (of which 10,000 options are exercisable at a price of $3.13 per option share)	170,000	$ 3.13	$ 6.00	$ 5.66
Granted	-	-	-	-
Outstanding at December 31, 2000 and December 26, 1999 (of which 20,000 options are exercisable at a price of $3.13 per option share and 60,000 are exercisable at a price of $6.00 per option share)	170,000	$ 3.13	$ 6.00	$ 5.66
	=======	=======	=======	=======

EMPLOYEE STOCK PURCHASE PLAN

In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Employee Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten-year term of the plan (30,000 shares reserved for issuance at December 31, 2000, for the offering period ending on November 30, 2000). During 2000, 1999 and 1998, 23,170, 30,790 and 17,736 shares, respectively, were issued under the Plan.

STOCK BONUS PLAN

The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 179,039 shares have been issued under the Plan leaving 20,961 shares available for issuance.

TREASURY STOCK TRANSACTIONS

As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 2000 and 1998 the Company acquired 10,070 and 1,200 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options. (Also see Note 9 regarding the tax benefits from the exercise of stock options.)

PRO FORMA INFORMATION FOR STOCK OPTIONS

Following are pro forma net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and1998, respectively: risk-free interest rates of 4.85%, 6.51% and 4.82% a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .90, .65 and .44 and a weighted average expected life of the options of 7.5 years. The weighted average grant date fair value of options issued in 2000, 1999 and 1998 was $2.12, $1.88 and, $5.97, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2000	1999	1998

Pro forma net income (loss)	$625,823	$(373,531)	$ 990,676
Pro forma net income (loss) per common share	$ 0.21	$ (0.12)	$ 0.25
Pro forma net income (loss) per common share assuming dilution	$ 0.02	$ (0.12)	$ 0.24

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

In January 2001, subsequent to year ended December 31, 2000 the Company repurchased 67,500 shares of its common stock for $2.125 per share.

STOCK PUT AGREEMENTS

In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or other legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the deceased officer or the members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The per share purchase price payable by the Company for common stock purchased under the agreements is the greater of the highest closing stock price during the 60 days preceding the officer's death or two times the net book value per share as of the last day of the calendar month immediately preceding the officer's death. In any event, the total purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer. The maximum commitment as of the date of this report is $5,570,000.

(11) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2000	1999	1998
Numerator:
Net income	$ 910,868	$ (38,140)	$1,183,187

Denominator:
Denominator for basic earnings per share- weighted average shares outstanding	3,044,195	3,151,279	3,941,728

Dilutive effect of nonqualified stock options	100,320	----	235,345

Denominator for diluted earnings per share	3,144,515	3,151,279	4,177,073
	=======	=======	=======
Basic earnings per share	$ 0.30	$ (0.01)	$ 0.30
	=======	=======	=======
Diluted earnings per share	$ 0.29	$ (0.01)	$ 0.28
	=======	=======	=======

As of December 26, 1999, there were outstanding options and warrants to purchase 227,500 shares of common stock at prices ranging from $6.00 per share to $6.88 per share, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Dilutive earnings per share were equivalent to basic earnings per share in 1999 due to the net loss for the year causing the impact of options and warrants to be anti-dilutive.

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

(13) Quarterly Financial Information (unaudited)

(In thousands except per share data)
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2000:
	Total revenues	$25,108	$24,797	$25,069	$29,631	$104,605
	Gross profit	18,295	18,082	18,314	21,595	76,286
	Net income	324	(181)	(361)	1,017	911
	Net income per common share	0.11	(0.06)	(0.08)	0.33	0.30
	Net income per common share assuming dilution	0.10	(0.06)	(0.08)	0.32	0.29

1999:
	Total revenues	$23,074	$22,887	$23,216	$25,401	$94,578
	Gross profit	16,804	16,626	16,805	18,502	68,737
	Net income (loss)	247	(336)	(518)	569	(38)
	Net income (loss) per common share	0.07	(0.11)	(0.18)	0.19	(0.01)
	Net income (loss) per common share assuming dilution	0.07	(0.11)	(0.18)	0.19	(0.01)

1998:
	Total revenues	$23,500	$21,347	$21,266	$23,072	$89,185
	Gross profit	17,172	15,578	15,433	16,742	64,925
	Net income	534	246	3	400	1,183
	Net income per common share	0.14	0.06	0.00	0.10	0.30
	Net income per common share assuming dilution	0.13	0.06	0.00	0.10	0.28