Form 10-K/A
period 2000-12-31
EATERIES INC
filed 2001-05-16
CIK 796369

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

	2000	1999	1998	1997	1996
Income Statement Data:
Revenues:
Food and beverage sales	$103,480	$ 93,846	$ 88,190	$ 62,851	$ 55,733
Franchise fees and royalties	435	319	358	268	265
Other income	690	413	637	423	418
	104,605	94,578	89,185	63,542	56,416
Costs and Expenses:
Costs of sales	28,319	25,841	24,261	17,840	17,070
Operating expenses	63,473	57,779	53,824	36,795	32,219
Pre-opening costs	790	691	535	279	726
General and administrative expenses	5,806	5,968	5,548	4,049	3,666
Provision for impairment of long-lived assets	340	300	41	85	---
Depreciation and amortization	3,889	3,377	2,964	2,216	1,886
Interest expense	974	776	410	310	194
	103,591	94,732	87,583	61,574	55,761
Income (loss) before provision (benefit) for income taxes	1,014	(154)	1,602	1,968	655
Provision for (benefit from) income taxes	(103)	(116)	419	569	74
Net income (loss)	$ 911	$ (38)	$ 1,183	$ 1,399	$ 581

Net income (loss) per common share	$ 0.30	$ (0.01)	$ 0.30	$ 0.36	$ 0.15

Net income per common share assuming dilution	$ 0.29	$ (0.01)	$ 0.28	$ 0.35	$ 0.15

Weighted average common shares	3,044	3,151	3,942	3,869	3,836
Weighted average common shares assuming dilution	3,145	3,151	4,177	3,988	4,002

Balance Sheet Data (at end of period):
Working capital (deficit)	$ (11,039)	$ (8,320)	$ (3,360)	$ (4,844)	$ (3,456)
Total assets	$ 33,102	$ 31,090	$ 25,820	$ 29,775	$ 18,709
Long-term debt obligations	$ 8,440	$ 9,092	$ 3,409	$ 7,637	$ 1,471
Stockholders' equity	$ 8,099	$ 7,319	$ 12,451	$ 10,993	$ 9,650

Other Data:
Cash provided by operating activities	$ 5,354	$ 7,497	$ 2,945	$ 4,977	$ 2,438
Cash (used in) provided by investing activities	$ (6,338)	$ (7,516)	$ 1,566	$ (11,182)	$ (4,283)
Cash (used in) provided by financing activities	$ (383)	$ 964	$ (4,545)	$ 6,841	$ 1,539
Earnings before interest, taxes, depreciation and amortization (EBITDA) (1)	$ 5,877	$ 4,000	$ 4,977	$ 4,493	$ 2,736
System-wide sales (2)	$112,217	$102,665	$ 98,923	$ 71,133	$ 64,036

  EBITDA is calculated by adding the following to GAAP net income: interest expense, provision/benefit for income taxes and depreciation and amortization. EBITDA is not a calculation provided by GAAP and similarly is not an alternative to operating income or net income and is not a measure of liquidity. Additionally, EBITDA may be calculated differently by other companies sharing the same industry as Eateries, Inc.

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

3.	Exhibits.

The following exhibits are filed as part of Form 10-K and are identified by the numbers indicated:
Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Amendment to the Amended and Restated Articles of Incorporation. (2)
3.3	Second Amendment to the Amended and Restated Articles of Incorporation. (11)
3.4	Bylaws as amended. (1)
3.5	Amendment to Bylaws. (11)
4.1	Specimen Stock Certificate. (3)
10.1	Employment Agreement between the Company and Vincent F. Orza, Jr., dated January 22, 2001. (12)
10.2	Employment Agreement between the Company and James M. Burke, dated January 22, 2001. (12)
10.3	Employment Agreement between the Company and Bradley L. Grow, dated January 1, 2001. (12)
10.4	Lease Amendment dated May 1, 1999 between the Company and Great Places, L.L.C. for the lease of the Company's corporate office facilities in Edmond, Oklahoma. (12)
10.5

Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)

10.6	Form of Franchise Agreement for Garfield's and Garcia's dated March 20, 2000. (12)
10.7	Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr. (5)
10.8	Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke. (5)
10.9	Employee Stock Purchase Plan dated June 15, 1994 (6).
10.10	Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (7)
10.11	Amendment to Amended and Restated Eateries, Inc. omnibus equity compensation plan. (11)
10.12	Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries. (8)

Exhibit Number	Description of Document
10.13	Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy's, Inc. (9)
10.14	Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy's, Inc. (9)
10.15	Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza, Jr. and the Company. (4)
10.16	Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company. (4)
10.17	Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners, L.P. and Microcap Partners L.P. (10)
10.18	Loan Agreement dated effective February 19, 1999, among Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B. (10)
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

10.21	Lease Amendment dated August 1, 1999 between the Company and Great Places of Shawnee L.L.C. for the lease of the Company's Garfield's Restaurant in Shawnee, Oklahoma. (12)
10.22	Loan Agreement Amendment dated September 30, 2000 between Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B.
10.23	Amended Term Promissory Note dated September 30, 2000 between Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B.
10.24	Amended Revolving Promissory Note in the principal amount of $6,000,000 dated September 30, 2000, by Eateries, Inc., Fiesta
Restaurants, Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B.
21.1	Subsidiaries of Eateries, Inc. (12)
23.1	Consent of Arthur Andersen LLP.
INDEX TO EXHIBITS

(1)	Filed as exhibit to Registrant's Registration Statement on Form S-18 (File Nol 33-6818-FW) and incorporated herein by reference.
(2)	Filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.
(3)	Filed as exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-69896) and incorporated herein by reference.
(4)	Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (File No. 0-14968) and incorporated herein by reference.
(5)	Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.
(6)	Filed as Appendix A to the Company's Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
(7)	Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.
(8)	Filed as exhibit to Registrant's Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.
(9)	Filed as exhibit to Registrant's Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.
(10)	Filed as exhibit to Registrant's Current Report on Form 8-K dated March 3, 1999 (File No. 0-14968) and incorporated herein by reference.
(11)	Filed as exhibit to registrant's proxy statement filed with the Commission on June 6, 2000 and incorporated herein by reference.
(12)	Filed as exhibit to registrant's Annual Report of Form 10-K for fiscal year ended December 31, 2000 dated March 21, 2001 (File No. 0-14968) incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

EATERIES, INC.

Date: May 16, 2001
By: /s/Vincent F. Orza, Jr.
Vincent F. Orza, Jr.
President, Chief Executive Officer

Date: May 16, 2001
By: /s/Bradley L. Grow
Bradley L. Grow
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 16, 2001
By: /s/Vincent F. Orza, Jr.
Vincent F. Orza, Jr.
Chairman of the Board, President and Director

Date: May 16, 2001
By: /s/James M. Burke
James M. Burke
Assistant Secretary and Director

Date: May 16, 2001
By: /s/Edward D. Orza
Edward D. Orza,
Director

Date: May 16, 2001
By: /s/Patricia L. Orza
Patricia L. Orza,
Secretary and Director

Date: May 16, 2001
By: /s/Thomas F. Golden
Thomas F. Golden,
Director

Date: May 16, 2001
By: /s/Philip Friedman
Philip Friedman,
Director

Date: May 16, 2001
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

May 16, 2001

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