Form 10-Q
period 2001-04-01
EATERIES INC
filed 2001-05-16
CIK 796369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended April 1, 2001.
Commission File Number: 0-14968

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

[X] Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2001, 2,958,065 common shares, $.002 par value, were outstanding.

EATERIES, INC. AND SUBSIDIARIES FORM 10-Q INDEX

Page

Part I. FINANCIAL INFORMATION	3

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
April 1, 2001 (unaudited) and
December 31, 2000	4

Condensed Consolidated Statements of
Income (unaudited)
Thirteen weeks ended April 1, 2001
and March 26, 2000	5

Condensed Consolidated Statements of
Cash Flows (unaudited)
Thirteen weeks ended April 1, 2001
and March 26, 2000	6

Notes to Condensed Consolidated Financial
Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	9

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2001	December 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 441,946	$ 875,892
Receivables	1,121,783	1,256,523
Inventories	937,623	1,010,631
Other	955,430	1,585,384
Total current assets	3,456,782	4,728,430

PROPERTY AND EQUIPMENT	58,752,931	58,829,518
Less landlord finish-out allowances	(18,157,050)	(18,327,050)
Less accumulated depreciation and
amortization	(17,142,333)	(16,773,112)
Net property and equipment	23,453,548	23,729,356

DEFERRED INCOME TAXES	1,586,433	1,585,885
GOODWILL	2,209,140	2,238,276
OTHER ASSETS, net	845,231	819,842
Total assets	$31,551,134	$33,101,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 5,639,070	$ 8,540,398
Accrued liabilities	4,199,171	5,878,361
Current portion of long-term
obligations	1,228,571	1,348,571
Total current liabilities	11,066,812	15,767,330

OTHER NONCURRENT LIABILITIES	750,533	795,677
LONG-TERM OBLIGATIONS, net of
current portion	11,734,601	8,439,744
TOTAL LIABILITIES	23,551,946	25,002,751

COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, none issued	-	-
Common stock	8,959	8,937
Additional paid-in capital	10,282,093	10,264,218
Retained earnings	5,031,378	5,009,906
Treasury stock, at cost,
1,521,597 at April 1, 2001 and
1,454,097 at December 31, 2000 December 2000, respectively	(7,323,242)	(7,184,023)
Total stockholders' equity	7,999,188	8,099,038

Total liabilities and stockholders'
equity	$31,551,134	$33,101,789

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000

REVENUES:
Food and beverage sales	$25,506,218	$24,946,514
Franchise fees and royalties	176,982	39,248
Other income	183,502	122,417
	25,866,702	25,108,179
COSTS AND EXPENSES:
Costs of sales	6,930,056	6,813,224
Operating expenses	15,949,520	15,139,469
Pre-opening costs	261,000	209,000
General and administrative	1,366,921	1,351,501
Depreciation and amortization	1,049,123	955,094
Interest expense	282,302	223,562
	25,838,922	24,691,850

INCOME BEFORE INCOME TAXES	27,780	416,329

PROVISION FOR INCOME TAXES	6,193	92,809

NET INCOME	$ 21,587	$ 323,520

BASIC EARNINGS PER SHARE	$ 0.01	$ 0.11

DILUTED EARNINGS PER SHARE	$ 0.01	$ 0.10

See notes to condensed consolidated financial statements. EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net income	$ 21,587	$ 323,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,049,163	955,094
Deferred income taxes	6,193	92,809
(Increase) decrease in:
Receivables	142,441	358,548
Inventories	73,008	106,862
Other	633,701	(48,960)
Increase (decrease) in:
Accounts payable	(2,901,328)	(874,880)
Accrued liabilities	(1,679,189)	(1,125,606)
Other noncurrent liabilities	(45,145)	(11,985)
Total adjustments	(2,721,156)	(548,118)
Net cash provided by (used in) operating activities	(2,699,569)	(224,598)

Cash flows from investing activities:
Capital expenditures	(1,191,768)	(1,952,422)
Landlord allowances	150,000	203,214
Proceeds from sale of restaurant	252,107	-
Payments received on notes receivable	8,249	-
Increase (decrease) in other assets	-	(11,152)

Net cash used in investing activities	(781,412)	(1,760,360)

Cash flows from financing activities:
Payments on long-term obligations	(307,143)	(307,143)
Borrowings under revolving credit agreements	11,932,000	3,065,829
Payments under revolving credit agreements	(8,450,000)	(1,735,829)
Purchase of treasury stock	(139,219)	-
Proceeds from exercise of stock options	11,397	7,030

Net cash provided by financing activities	3,047,035	1,029,887

(Decrease) in cash & cash equivalents	(433,946)	(955,071)
Cash and cash equivalents at beginning of period	875,892	2,243,333
Cash and cash equivalents at end of period	$ 441,946	$1,288,262

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ended December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Balance Sheet Information
Receivables are comprised of the following:

	April 1, 2001	December 31, 2000

General	384,993	282,083
Vendor Rebates	378,811	537,250
Franchisees	79,503	156,538
Banquets	69,575	90,037
Insurance refunds	42,910	-
Other	165,991	190,615
	1,121,783	1,256,523

Accrued liabilities are comprised of the following:

	April 1, 2001	December 31, 2000

Compensation	1,948,563	2,771,954
Taxes, other than income	913,129	1,081,659
Other	1,337,479	2,024,748
	4,199,171	5,878,361

Note 3 - Supplemental Cash Flow Information

For the thirteen-week periods ended April 1, 2001 and March 26, 2000, the Company had the following non-cash investing activity:

Thirteen Weeks Ended
	April 1, 2001	March 26, 2000

Increase in additional paid-in capital as a result of tax benefits from the exercise of non-qualified stock options	$ 6,496	$ 4,700

Note 4 - Stock Repurchases

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of April 1, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. In February 2001, the Company purchased 67,500 shares for $139,000. No additional shares have been repurchased subsequent to April 1, 2001.

Note 5 - Restaurant Acquisitions and Dispositions

In December 2000, the Company sold two Bellini's Restaurante & Grill and one Tommy's Italian-American Restaurant back to their original owner, Tommy Byrd, for $500,000 and 63,628 shares of company stock. No gain or loss was recorded in conjunction with this sale.

In January 2001, the company sold one Garcia's Mexican Restaurant location in Davie, FL resulting in a loss of approximately $88,000.

Two company owned restaurant leases expired in the first quarter 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $144,000 was reported for restaurant closure.

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):
	Thirteen Weeks Ended
	April 1,	March 26,
	2001	2000
Numerator:
Net income	$ 21,587	$ 323,520

Denominator:
Denominator for basic EPS- weighted average shares outstanding	3,091,910	2,997,262

Dilutive effect of nonqualified stock options	320,000	96,903

Denominator for diluted EPS	3,411,910	3,094,165

Basic EPS	$ 0.01	$ 0.11

Diluted EPS	$ 0.01	$ 0.10

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

Introduction

As of April 1, 2001, the Company owned and operated 66 (48 Garfield's, 16 Garcia's, two Pepperoni Grills) and six franchised Garfield's and one licensed Garcia's restaurants. The Company currently has one Garcia's Restaurant under construction in Missouri. In addition, the Company is working with franchisees on the development of restaurants located in Indiana, Florida, Nebraska and Las Vegas. As of the date of this report, the entire system includes 73 restaurants of which 66 are Company-owned.

The Company has initiated a national advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants.

The Company's uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) is registered nationally.

The Company's marketing strategies are focused around one central theme, enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests' desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. Key priorities for the remainder of 2001 include enhancing brand image along with developing menus that please the customer and improve the company bottom line at the same time.

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:
	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000
Statements of Income Data:
Revenues:
Food and beverage sales	98.6%	99.3%
Franchise fees and royalties	0.7%	0.2%
Other income	0.7%	0.5%
	100.0%	100.0%
Costs and Expenses:
Costs of sales (1)	27.2%	27.3%
Operating expenses (1)	62.5%	60.7%
Pre-opening costs (1)	1.0%	0.8%
General and administrative	5.3%	5.4%
Depreciation and amortization (1)	4.1%	3.8%
Interest expense	1.1%	0.9%
	99.9%	98.3%

Income before income taxes	0.1%	1.7%

Provision for income taxes	0.0%	0.4%

Net income	0.1%	1.3%

Selected Operating Data: (Dollars in thousands)
System-wide sales:
Company restaurants	$ 25,506	$ 24,947
Franchise restaurants	2,470	2,103
Total	$ 27,976	$ 27,050
Number of restaurants (at end of period):
Company restaurants	66	70
Franchise restaurants	7	8
Total	73	78
(1) As a percentage of food and beverage sales.

Results of Operations

For the quarter ended April 1, 2001, the Company recorded net income of approximately $22,000 ($0.01 per common share; $0.01 per common share assuming dilution) on revenues of $25,867,000. This compares to net income of approximately $324,000 ($0.11 per common share; $0.10 per common share assuming dilution) for the quarter ended March 26, 2000 on revenues of $25,108,000.

Revenues

Company revenues for the quarter ended April 1, 2001 increased 3.0% versus the revenues reported for the same period in 2000. This increase is primarily attributable to the increased sales in the Company's Garfield's Restaurants. The number of Company restaurants operating at the end of each quarter and the number of operating weeks during that quarter are as follows:
Period Ended	Number of Units Open	Number of Operating Weeks	Average Weekly Sales Per Unit
Garfield's
April 1, 2001	48	632	$ 28,185
March 26, 2000	49	637	$ 26,304

Garcia's (1)
April 1, 2001	16	208	$ 32,379
March 26, 2000	14	178	$ 33,477

Roma Foods
April 1, 2001	2	26	$ 36,141
March 26, 2000	5	65	$ 32,025
(1) Excludes the Garcia's concession operation at BankOne Ball Park in Phoenix, Arizona.

Average weekly sales per unit for Garfield's increased by $1,881 or 7.2% during the first quarter of 2001 versus 2000. This increase is primarily attributable to successful specials being advertised in more markets on both local and cable television. In addition, the Company believes additional management training programs at the store level have increased store efficiencies.

Average weekly sales per unit for Garcia's decreased by $1,098 or 3.3%. This decrease is primarily due to sales decreases in the Phoenix, Arizona market resulting from a vendor contaminated food product problem and the related negative publicity

Average weekly sales per unit for Roma increased by $4,116 or 12.9%. This increase is primarily due to the Company operating only the two Pepperoni Grills in 2001, which average higher weekly sales than the three locations it sold in December 2000.

Franchise fees and continuing royalties increased to $177,000 during the quarter ended April 1, 2001, versus $39,000 during the quarter ended March 26, 2000. This increase is primarily due to the Company's franchisees opening one in the first quarter and signing agreements to open an additional 26 franchised stores in the future.

Other income for the quarter ended April 1, 2001 was $184,000 as compared to $122,000, during the first quarter of 2000.

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:
	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000
Garfield's:
Costs of sales	27.6%	27.8%

Labor costs	28.6%	28.4%

Total	56.2%	56.2%

Garcia's (1):
Costs of sales	26.1%	25.0%

Labor costs	30.3%	30.4%

Total	56.4%	55.4%

Roma Foods:
Costs of sales	26.8%	30.5%

Labor costs	28.2%	30.1%

Total	55.0%	60.6%

Total Company:
Costs of sales	27.2%	27.3%

Labor costs	29.0%	29.0%

Total	56.2%	56.3%

Costs of sales as a percentage of food and beverage sales for Garfield's in the quarters ended March 26, 2000 and April 1, 2001 was 27.8% and 27.6% respectively.

Garcia's costs of sales as a percentage of food and beverage sales increased to 26.1% in the quarter ended April 1, 2001 versus 25.0% in the quarter ended March 26, 2000. This increase primarily relates to higher food cost in the Oklahoma City market and the increase cost of liquor.

Costs of sales as a percentage of food and beverage revenue for Roma Foods decreased to 26.8% for the first quarter ended April 1, 2001 compared to 30.5% for the quarter ended March 26, 2000. This decrease is primarily due to the Company only operating the two Pepperoni Grills in first quarter which have lower costs of sales as a percentage of food and beverage than the three stores sold in December 2000.

Labor costs for Garfield's increased to 28.6% of food and beverage sales during the quarter ended April 1, 2001, versus 28.4% during the 2000 comparable period.

Garcia's labor costs decreased to 30.3% of food and beverage sales during the quarter ended April 1, 2001, versus 30.4% in the quarter ended March 26, 2000.

Labor cost in Roma Foods decreased to 28.2% during the quarter ended April 1, 2001 versus 30.1% during the 2000 comparable period. This decrease was due to the sale of the two Bellini's and Tommy's Restaurants in the fourth quarter of 2000. These restaurants were more labor intensive than the other Roma Foods restaurants.

For the quarter ended April 1, 2001, operating expenses as a percentage of food and beverage sales increased to 62.5% from 60.7% in the quarter ended March 26, 2000. This increase primarily relates to increases in utility expenses and corporate and local store promotions in 2001. In addition, the Company experienced increased marketing expenses associated with grand openings of restaurants in the first quarter of 2001.

Restaurant pre-opening costs were $261,000 during the quarter ended April 1, 2001 (1.0% of food and beverage sales) versus $209,000 (0.8% of food and beverage sales) in the comparable period in 2000. This increase was due primarily to construction delays in one Garcia's restaurant and exceleration of opening one Garfield's restaurant, both in the first quarter of 2001.

During the quarters ended April 1, 2001 general and administrative costs decreased to 5.3% from 5.4% in the quarter ended March 26, 2000.

Depreciation and amortization expense increased during the first quarter of 2001 to $1,049,000 (4.1% of food and beverage sales) compared to $955,000 (3.8% of food and beverage sales) in 2000. The increase primarily relates to the increase in net assets subject to depreciation and amortization as a result of the opening of new restaurants and the remodel of existing restaurants.

Interest expense during the first quarter of 2001 was $282,000 (1.1% of total revenues) versus $224,000 (0.9% of total revenues) in the first quarter of 2000.

Income Taxes

The Company's provision for income taxes was $6,200 during the first quarter of 2001 versus $93,000 during 2000. The effective tax rate for the Company during the first quarter of 2000 and 2001 was 22%.

Earnings Per Share Amounts

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted-average common shares outstanding were 3,091,910 and 2,997,262 in the quarters ended April 1, 2001 and March 26, 2000, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 3,411,910 and 3,094,165 for the quarters ended April 1, 2001 and March 26, 2000, respectively.

Impact of Inflation

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and the economic conditions in the Company's market areas.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and increased productivity and purchasing efficiencies, however there can be no assurance that the Company will be able to do so in the future. Market conditions will determine the Company's ability to pass through such additional costs and expenses. Management anticipates that the average cost of restaurant real estate leases and construction costs could increase in the future which could affect the Company's ability to expand. In addition, mandated health care and an increase in the Federal or state minimum wages could significantly increase the Company's costs of doing business as well as substantial increases in utility costs experienced by the Company. Under the Company's policy of expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

Liquidity and Capital Resources

At April 1, 2001, the Company's current ratio was .31 to 1 compared to 0.30 to 1 at December 31, 2000. The Company's working capital was $(7,610,000) at April 1, 2001 versus $(11,039,000) at December 31, 2000. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the quarter ended April 1, 2001, the Company had net cash used in operating activities of $(2,700,000) as compared to $(225,000) during the comparable 2000 period.

The Company plans to open up to three units during 2001 in restaurant locations leased in regional malls and in free-standing sites. The Company believes the cash generated from its operations and borrowing availability under a new credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2000.

In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of April 1, 2001, the Company had outstanding borrowings of approximately $6,982,000 of under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 2.50% (7.85% as of April 1, 2001). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit had a two-year term with maturity in February 2001. However, the Company has received a commitment from its lender to extend the final maturity date to April 2002. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 1.75%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of April 1, 2001 was $5,710,781. The unrealized gains for the periods ended April 1, 2001 and March 26, 2000 were immaterial.

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of April 1, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. In February 2001, the Company repurchased 67,500 shares for a price of $139,000. No additional shares have been repurchased subsequent to April 1, 2001.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATERIES, INC.
Registrant

Date: May 16, 2001	By: /s/Bradley L. Grow
Vice President Chief Financial Officer