Form 10-Q/A
period 2001-04-01
EATERIES INC
filed 2001-05-25
CIK 796369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2001	December 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 441,946	$ 875,892
Receivables	1,121,783	1,256,523
Inventories	937,623	1,010,631
Other	955,430	1,585,384
Total current assets	3,456,782	4,728,430

PROPERTY AND EQUIPMENT	58,752,931	58,829,518
Less landlord finish-out allowances	(18,157,050)	(18,327,050)
Less accumulated depreciation and
amortization	(17,142,333)	(16,773,112)
Net property and equipment	23,453,548	23,729,356

DEFERRED INCOME TAXES	1,586,433	1,585,885
GOODWILL	2,209,140	2,238,276
OTHER ASSETS, net	845,231	819,842
Total assets	$31,551,134	$33,101,789
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 5,639,070	$ 8,540,398
Accrued liabilities	4,199,171	5,878,361
Current portion of long-term
obligations	2,228,571	1,348,571
Total current liabilities	12,066,812	15,767,330

OTHER NONCURRENT LIABILITIES	750,533	795,677
LONG-TERM OBLIGATIONS, net of
current portion	10,734,601	8,439,744
TOTAL LIABILITIES	23,551,946	25,002,751

COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, none issued	-	-
Common stock	8,959	8,937
Additional paid-in capital	10,282,093	10,264,218
Retained earnings	5,031,378	5,009,906
Treasury stock, at cost,
1,521,597 at April 1, 2001 and
1,454,097 at December 31, 2000 December 2000, respectively	(7,323,242)	(7,184,023)
Total stockholders' equity	7,999,188	8,099,038

Total liabilities and stockholders'
equity	$31,551,134	$33,101,789
	===========	===========

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000

REVENUES:
Food and beverage sales	$25,506,218	$24,946,514
Franchise fees and royalties	176,982	39,248
Other income	183,502	122,417
	25,866,702	25,108,179
COSTS AND EXPENSES:
Costs of sales	6,930,056	6,813,224
Operating expenses	15,949,520	15,139,469
Pre-opening costs	261,000	209,000
General and administrative	1,366,921	1,351,501
Depreciation and amortization	1,049,123	955,094
Interest expense	282,302	223,562
	25,838,922	24,691,850

INCOME BEFORE INCOME TAXES	27,780	416,329

PROVISION FOR INCOME TAXES	6,193	92,809

NET INCOME	$ 21,587	$ 323,520
	============	============

BASIC EARNINGS PER SHARE	$ 0.01	$ 0.11
	============	============
DILUTED EARNINGS PER SHARE	$ 0.01	$ 0.10
	============	============
See notes to condensed consolidated financial statements. EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net income	$ 21,587	$ 323,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,049,163	955,094
Deferred income taxes	6,193	92,809
(Increase) decrease in:
Receivables	142,441	358,548
Inventories	73,008	106,862
Other	633,701	(48,960)
Increase (decrease) in:
Accounts payable	(2,901,328)	(874,880)
Accrued liabilities	(1,679,189)	(1,125,606)
Other noncurrent liabilities	(45,145)	(11,985)
Total adjustments	(2,721,156)	(548,118)
Net cash provided by (used in) operating activities	(2,699,569)	(224,598)

Cash flows from investing activities:
Capital expenditures	(1,191,768)	(1,952,422)
Landlord allowances	150,000	203,214
Proceeds from sale of restaurant	252,107	-
Payments received on notes receivable	8,249	-
Increase (decrease) in other assets	-	(11,152)

Net cash used in investing activities	(781,412)	(1,760,360)

Cash flows from financing activities:
Payments on long-term obligations	(307,143)	(307,143)
Borrowings under revolving credit agreements	11,932,000	3,065,829
Payments under revolving credit agreements	(8,450,000)	(1,735,829)
Purchase of treasury stock	(139,219)	-
Proceeds from exercise of stock options	11,397	7,030

Net cash provided by financing activities	3,047,035	1,029,887

(Decrease) in cash & cash equivalents	(433,946)	(955,071)
Cash and cash equivalents at beginning of period	875,892	2,243,333
Cash and cash equivalents at end of period	$ 441,946	$1,288,262
	===========	==========
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

Note 2 - Balance Sheet Information
Receivables are comprised of the following:

	April 1, 2001	December 31, 2000

General	384,993	282,083
Vendor Rebates	378,811	537,250
Franchisees	79,503	156,538
Banquets	69,575	90,037
Insurance refunds	42,910	-
Other	165,991	190,615
	1,121,783	1,256,523
	===========	===========

Accrued liabilities are comprised of the following:

	April 1, 2001	December 31, 2000

Compensation	1,948,563	2,771,954
Taxes, other than income	913,129	1,081,659
Other	1,337,479	2,024,748
	4,199,171	5,878,361
	===========	===========

Note 3 - Supplemental Cash Flow Information

For the thirteen-week periods ended April 1, 2001 and March 26, 2000, the Company had the following non-cash investing activity:

Thirteen Weeks Ended
	April 1, 2001	March 26, 2000

Increase in additional paid-in capital as a result of tax benefits from the exercise of non-qualified stock options	$ 6,496	$ 4,700

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

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):
	Thirteen Weeks Ended
	April 1,	March 26,
	2001	2000
Numerator:
Net income	$ 21,587	$ 323,520
	===========	===========
Denominator:
Denominator for basic EPS- weighted average shares outstanding	3,091,910	2,997,262

Dilutive effect of nonqualified stock options	320,000	96,903

Denominator for diluted EPS	3,411,910	3,094,165
	==========	==========
Basic EPS	$ 0.01	$ 0.11
	==========	==========
Diluted EPS	$ 0.01	$ 0.10
	==========	==========

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

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:
	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000
Statements of Income Data:
Revenues:
Food and beverage sales	98.6%	99.3%
Franchise fees and royalties	0.7%	0.2%
Other income	0.7%	0.5%
	100.0%	100.0%
Costs and Expenses:
Costs of sales (1)	27.2%	27.3%
Operating expenses (1)	62.5%	60.7%
Pre-opening costs (1)	1.0%	0.8%
General and administrative	5.3%	5.4%
Depreciation and amortization (1)	4.1%	3.8%
Interest expense	1.1%	0.9%
	99.9%	98.3%

Income before income taxes	0.1%	1.7%

Provision for income taxes	0.0%	0.4%

Net income	0.1%	1.3%
	=======	=======
Selected Operating Data: (Dollars in thousands)
System-wide sales:
Company restaurants	$ 25,506	$ 24,947
Franchise restaurants	2,470	2,103
Total	$ 27,976	$ 27,050
	=======	=======
Number of restaurants (at end of period):
Company restaurants	66	70
Franchise restaurants	7	8
Total	73	78
	========	========
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

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:
	Thirteen Weeks Ended
	April 1, 2001	March 26, 2000
Garfield's:
Costs of sales	27.6%	27.8%

Labor costs	28.6%	28.4%

Total	56.2%	56.2%
	========	========
Garcia's (1):
Costs of sales	26.1%	25.0%

Labor costs	30.3%	30.4%

Total	56.4%	55.4%
	========	========
Roma Foods:
Costs of sales	26.8%	30.5%

Labor costs	28.2%	30.1%

Total	55.0%	60.6%
	========	========
Total Company:
Costs of sales	27.2%	27.3%

Labor costs	29.0%	29.0%

Total	56.2%	56.3%
	========	========

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

Liquidity and Capital Resources

At April 1, 2001, the Company's current ratio was .29 to 1 compared to 0.30 to 1 at December 31, 2000. The Company's working capital was $(8,610,000) at April 1, 2001 versus $(11,039,000) at December 31, 2000. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

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

In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of April 1, 2001, the Company had outstanding borrowings of approximately $6,982,000 of under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 2.50% (7.85% as of April 1, 2001). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit had a two-year term with maturity in February 2001. However, the Company has received a commitment from its lender to extend the final maturity date to April 2002. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Also, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit.  As of April 1, 2001 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit.  The credit facility bears interest at the prime rate of interest plus 1.50% (8.00% at April 1, 2001), which is set monthly.  There is a one-quarter of a percent (.25%) non-use fee relate to this facility.  This credit facility matures in September 2001.

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

EATERIES, INC.
Registrant

Date: May 25, 2001	By: /s/Bradley L. Grow
Vice President Chief Financial Officer