Form 10-Q
period 2001-07-01
EATERIES INC
filed 2001-08-20
CIK 796369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Act of 1934 for the Quarterly Period ended
            July 1, 2001.

Commission File Number: 0-14968
EATERIES, INC. (Exact name of registrant as specified in its charter)
Oklahoma (State or other jurisdiction of incorporation or organization)	73-1230348 (I.R.S. Employer Identification No.)
1220 S. Santa Fe Ave. Edmond, Oklahoma (Address of principal executive offices)	73003 (Zip Code)
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

[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 20, 2001, 2,958,065 common shares, $.002 par value, were outstanding.

EATERIES, INC. AND SUBSIDIARIES FORM 10-Q INDEX
Page

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets July 1, 2001 (unaudited) and December 31, 2000 . . . . . . . . . . . . . . . .	4
Condensed Consolidated Statements of Income (unaudited) Thirteen weeks ended July 31, 2001 and June 25, 2000 . . . . . . . . . . . . . . .	5
Twenty-six weeks ended July 1, 2001 and June 25, 2000 . . . . . . . . . . . . . . .	6
Condensed Consolidated Statements of Cash Flows (unaudited) Twenty-six weeks ended July 1, 2001 . . . . . .	7
Notes to Condensed Consolidated Financial Statements (unaudited). . . . . . . . . . . . . .	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . .	12
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K . . . . . . . .	24

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2001	December 31, 2000

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 596,520	$ 875,892
Receivables	1,772,222	1,256,523
Inventories	840,859	1,010,631
Other	762,860	1,585,384

Total current assets	3,972,461	4,728,430

PROPERTY AND EQUIPMENT	58,515,131	58,829,518
Less landlord finish-out allowances	(18,582,518)	(18,327,050)
Less accumulated depreciation and amortization	(17,467,241)	(16,773,112)

Net property and equipment	22,465,372	23,729,356

DEFERRED INCOME TAXES	1,945,556	1,585,885
GOODWILL	2,177,805	2,238,276
OTHER ASSETS, net	734,620	819,842

Total assets	$31,295,814	$33,101,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,618,560	$ 8,540,398
Accrued liabilities	3,585,870	5,878,361
Current portion of long-term
obligations	2,228,571	1,348,571

Total current liabilities	12,433,001	15,767,330

OTHER NONCURRENT LIABILITIES	1,346,823	795,677
LONG-TERM OBLIGATIONS, net of
current portion	10,177,459	8,439,744

TOTAL LIABILITIES	23,957,283	25,002,751

COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, none issued	-	-
Common stock	8,959	8,937
Additional paid-in capital	10,282,093	10,264,218
Retained earnings	4,370,721	5,009,906
Treasury stock, at cost,
1,521,597 at July 1, 2001 and 1,454,097 at December 31, 2000 December 2000, respectively	(7,323,242)	(7,184,023)

Total stockholders' equity	7,338,531	8,099,038

Total liabilities and stockholders equity	$31,295,814	$33,101,789

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Thirteen Weeks Ended
	July 1, 2001	June 25, 2000

REVENUES:
Food and beverage sales . . . . . . .	$23,396,845	$24,562,711
Franchise fees and royalties. . . . .	83,269	84,575
Other income . . . . . . . . . . . .	174,558	149,606

	23,654,672	24,796,892

COSTS AND EXPENSES:
Costs of sales . . . . . . . . . . . .	6,466,952	6,715,224
Operating expenses. . . . . . . . . .	15,316,574	15,370,576
Pre-opening costs. . . . . . . . . . .	69,000	311,000
General and administrative. . . . . .	1,552,820	1,381,565
Depreciation and amortization. . . . .	1,035,404	986,515
Interest expense. . . . . . . . . . .	233,702	257,752

	24,674,452	25,022,632

LOSS BEFORE INCOME TAXES . . . . . . ..	(1,019,780)	(225,740)
BENEFIT FROM INCOME TAXES . . . . . . .	(359,123)	(45,162)

NET LOSS. . . . . . . . . . . . . . .	$ (660,657)	$ (180,578)

NET LOSS PER COMMON SHARE. . . . . . . .	$ (.22)	$ (.06)

NET LOSS PER COMMON SHARE ASSUMING DILUTION. . . . . . . . . .	$ (.22)	$ (.06)

See notes to condensed consolidated financial statements

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Twenty-six Weeks Ended
	July 1, 2001	June 25, 2000

REVENUES:
Food and beverage sales . . . . . . .	$48,903,062	$49,509,225
Franchise fees and royalties. . . . .	260,251	123,823
Other income . . . . . . . . . . . .	358,060	272,023

	49,521,373	49,905,071

COSTS AND EXPENSES:
Costs of sales . . . . . . . . . . . .	13,397,009	13,528,447
Operating expenses . . . . . . . . .	31,266,094	30,510,045
Pre-opening costs. . . . . . . . . . .	330,000	520,000
General and administrative. . . . . .	2,919,740	2,733,066
Depreciation and amortization. . . . .	2,084,526	1,941,609
Interest expense. . . . . . . . . . .	516,004	481,314

	50,513,373	49,714,481

INCOME (LOSS) BEFORE INCOME TAXES. . . .	(992,000)	190,590
PROVISION FOR (BENEFIT FROM) INCOME TAXES. . . . . . . . . . . . . . . . . .	(352,930)	47,648

NET INCOME (LOSS). . . . . . . . . . . .	$ (639,070)	$ 142,942

NET INCOME (LOSS) PER COMMON SHARE . . .	$ (.22)	$ .05

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION. . . . . . . . . .	$ (.22)	$ .05

See notes to condensed consolidated financial statements

EATERIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Twenty-six Weeks Ended
	July 1, 2001	June 25, 2000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net income (Loss). . . . . . . . . . . . . . .	$ (639,070)	$ 142,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization . . . . . .	2,084,526	1,941,609
(Benefit from) Provision for income taxes. . . . . . . . . . . . . . . . . .	(352,930)	47,648
Loss on sale of note receivables. . . . .	23,078	-
Provision for restaurant closure. . . . .	270,000	120,000
(Increase) decrease in:
Receivables . . . . . . . . . . . . .	(515,699)	414,040
Inventories . . . . . . . . . . . . .	169,772	87,625
Deferred income taxes . . . . . . . .	(359,671)	(24,830)
Other . . . . . . . . . . . . . . . .	772,977	(416,620)
Increase (decrease) in:
Accounts payable. . . . . . . . . . .	(1,921,838)	180,143
Accrued liabilities . . . . . . . . .	(2,292,490)	(1,822,394)
Other noncurrent liabilities. . . . .	551,146	(15,284)

Total adjustments. . . . . . . . . .	(1,571,130)	511,937

Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . . . . .	(2,210,200)	654,879

Cash flows from investing activities:
Capital expenditures. . . . . . . . . . . . . .	(1,666,918)	(4,314,177)
Landlord allowances . . . . . . . . . . . . . .	731,000	756,344
Proceeds from sale of restaurants . . . . . . .	252,107	-
Proceeds from sale of note receivable . . . . .	115,500	-
Payments received on note receivables . . . . .	9,269	-
Increase in other assets. . . . . . . . . . . .	-	(72,046)

Net cash used in investing activities. . .	(559,042)	(3,629,879)

Cash flows from financing activities:
Payments on long-term obligations. . . . . . .	(614,285)	(614,286)
Net borrowing on long-term obligations . . . .	18,422,000	18,125,000
Borrowings under note payable. . . . . . . . .	(15,190,000)	(15,425,000)
Proceeds from exercise of stock options. . . .	11,374	7,030
Acquisition of treasury stock. . . . . . . . .	(139,219)	-

Net cash provided by financing activities . . . .	2,489,870	2,092,744

Net decrease in cash & cash equivalents. . . . .	(279,372)	(882,256)
Cash and cash equivalents at beginning of period.	875,892	2,243,332

Cash and cash equivalents at end of period. . . .	$ 596,520	$1,361,076

See notes to condensed consolidated financial statements

EATERIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Balance Sheet Information
Receivables are comprised of the following:

	July 1, 2001	December 31, 2000

General . . . . . . . . . . .	550,795	282,083
Vendor Rebates. . . . . . . . .	286,095	537,250
Franchisees . . . . . . . . . .	56,873	156,538
Banquets. . . . . . . . . . . .	104,975	90,037
Insurance refunds . . . . . . .	698,410	-
Other . . . . . . . . . . . . .	74,074	190,615

	1,772,222	1,256,523

Accrued liabilities are comprised of the following:

	July 1, 2001	December31, 2000

Compensation . . . . . . . . .	$1,337,843	$2,771,954
Taxes, other than income . . .	872,858	1,081,659
Other. . . . . . . . . . . . .	1,375,169	2,024,748

	$3,585,870	$5,878,361

Note 3 - Supplemental Cash Flow Information

Interest of $537,725 and $481,314 was paid for the twenty-six weeks ended July 1, 2001 and June 25, 2000, respectively.

For the twenty-six week periods ended July 1, 2001 and June 25, 2000, the Company had the following non-cash investing and financing activities:
	Twenty-six Weeks Ended
	July 1, 2001	June 25, 2000

Increase in additional paid-in capital as a result of tax benefits from the exercise of non-qualified stock options . . . .	6,496	4,700
Asset write-offs related to restaurant closures . . . . . . . .	587,418	-

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. In February 2001, the Company purchased 67,500 shares for $139,000. As of July 1, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. No additional shares have been repurchased subsequent to July 1, 2001.

Note 5 - Restaurant Acquisitions and Dispositions

In December 2000, the Company sold two Bellini's Restaurante & Grill and one Tommy's Italian-American Restaurant back to their original owner, Tommy Byrd, for $500,000 and 63,628 shares of company stock. No gain or loss was recorded in conjunction with this sale.

In January 2001, the company sold one Garcia's Mexican Restaurant location in Davie, FL resulting in a charge to the reserve for restaurant closure of approximately $88,000, $59,000 of which was provided for in 2000 as an impairment on fixed assets.

In April 2001, the Company sold one Garcia's Mexican Restaurant located in Pleasant Hill, California resulting in a charge to the reserve for restaurant closure of approximately $250,000, which was provided for in 2000 as an impairment on fixed assets.

Leases on four company-owned restaurants that expired in January, May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $241,500 was reported for restaurant closure.

Note 6 - Earnings Per Share

The following tables set forth the computation of basic and diluted EPS for the thirteen week and twenty-six week periods ended July 1, 2001, and June 25, 2000. Diluted ESP is not calculated for periods where the company had a net loss as the results would be antidilutive:

	Thirteen Weeks Ended
	July 1, 2001	June 25, 2000

Numerator:
Net income (Loss) . . . . . . . . . .	$ (660,657)	$(180,578)

Denominator:
Denominator for basic EPS- weighted average shares outstanding. . . . . . . . . . . . .	2,958,065	3,003,906
Dilutive effect of nonqualified stock options. . . . . . . . . . . .	-	-

	2,958,065	3,003,906

Basic EPS. . . . . . . . . . . . . . . .	$ (.22)	$ (.06)

Diluted EPS. . . . . . . . . . . . . . .	$ (.22)	$ (.06)

	Twenty-six Weeks Ended
	July 1, 2001	June 25, 2000

Numerator:
Net income (Loss) . . . . . . . . . .	$ (639,070)	$ 142,942

Denominator:
Denominator for basic EPS- weighted average shares outstanding. . . . . . . . . . . . .	2,961,359	3,000,584
Dilutive effect of nonqualified stock options. . . . . . . . . . . .	-	76,202

	2,961,359	3,076,786

Basic EPS. . . . . . . . . . . . . . . .	$ (.22)	$ .05

Diluted EPS. . . . . . . . . . . . . . .	$ (.22)	$ .05

Note 7 - Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations within the scope of this Statement be accounted for using only the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt SFAS No. 141 effective July 1, 2001. To date, the Company has not engaged in a business combination.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 effective fiscal year 2002.  The Company has not assessed the impact of the adoption of SFAS No. 142 at this time.

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

Introduction

As of July 1, 2001, the Company owned and operated 65 (48 Garfield's, 15 Garcia's, two Pepperoni Grills) and six franchised Garfield's and one licensed Garcia's restaurants. The Company opened one Garcia's Restaurant on July 30, 2001 in Missouri.  The Company currently has one Garcia's Restaurant under construction in Missouri. In addition, the Company is working with franchisees on the development of restaurants located in Indiana, Florida, Nebraska and Nevada. As of the date of this report, the entire system includes 73 restaurants of which 66 are Company-owned.

The Company has successfully initiated a national advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants. As of the date of this report, Franchise Agreements have been signed for 67 new Garfield's Restaurants.

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

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Statements of Income Data:
Revenues:
Food and beverage sales. . . . . .	98.9%	99.1%	98.8%	99.2%
Franchise fees and royalties. . .	0.4%	0.3%	0.5%	0.3%
Other income. . . . . . . . . . .	0.7%	0.6%	0.7%	0.5%

	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Costs of sales (1). . . . . . . .	27.6%	27.3%	27.4%	27.5%
Operating expenses(1). . . . . . .	65.5%	62.6%	63.9%	61.6%
Pre-opening costs (1). . . . . . .	0.3%	1.3%	0.7%	1.1%
General and administrative . . . .	6.6%	5.6%	5.9%	5.5%
Depreciation and amortization (1).	4.4%	4.0%	4.3%	3.9%
Interest expense . . . . . . . . .	1.0%	1.0%	1.0%	1.0%

Income (loss) before income taxes. .	-4.3%	-0.9%	-2.0%	0.4%
Provision for income taxes. . . . . .	-1.5%	-0.2%	-0.7%	0.1%

Net income (loss). . . . . . . . . .	-2.8%	-0.7%	-1.3%	0.3%

Selected Operating Data: (Dollars in thousands) System-wide sales:
Company restaurants. . . . . . . .	23,397	$24,563	48,903	$49,509
Franchise restaurants. . . . . . .	2,288	2,018	4,758	4,121

Total	$25,685	$26,581	$53,661	$53,630
Number of restaurants (at end of period):
Company restaurants. . . . . . . .	65	71
Franchise restaurants. . . . . . .	7	8

Total. . . . . . . . . . . . .	72	79

(1) As a percentage of food and beverage sales.

Results of Operations

For the quarter ended July 1, 2000, the Company recorded a net loss of $(660,657)($0.22) per common share; on revenues of $23,654,672. This compares to a net loss of $(180,578) ($0.06) per common share; for the quarter ended June 25, 2000, on revenues of $24,796,892. For the twenty-six weeks ended July 1, 2001, the Company reported net loss of $(639,070) ($0.22) per common share; compared to a net income of $142,942 $0.05 per common share; for the twenty-six weeks ended June 25, 2000.

Revenues

Company revenues for the thirteen and twenty-six week periods ended July 1, 2001, decreased 4.6% and 0.8%, respectively, over the revenues reported for the same periods in 2000. The revenue decrease relates primarily to the sale and closure of 6 restaurants during the thirteen and twenty-six week ended in 2001 over the same period in 2000. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:
		Number of Operating Weeks		Average Weekly Sales Per Unit

Period Ended	Number of Units Open	Thirteen Weeks	Twenty-six Weeks	Thirteen Weeks	Twenty-six Weeks

Garfield's:
July 1, 2001	48	627	1,259	$26,230	$27,211
June 25, 2000	50	642	1,279	$25,044	$25,672

Garcia's:
July 1, 2001	15	204	412	$28,554	$30,485
June 25, 2000	16	200	383	$30,868	$32,029

ROMA:
July 1, 2001	2	26	52	$33,749	$34,945
June 25, 2000	5	65	130	$31,391	$31,708

For the thirteen weeks ended July 1, 2001, average weekly sales per unit for Garfield's increased $1,186 or 4.7% versus the quarter ended June 25, 2000. Average weekly sales per unit for Garfield's increased by $1,539 or 6.0% for the twenty-six weeks ended July 1, 2001 versus the previous year's results. The primary reason for the increase was due to increased advertising and value driven promotions.

For the thirteen weeks ended July 1, 2001, average weekly sales per unit for Garcia's decreased $2,314 or 7.5% versus the quarter ended June 25, 2000. Average weekly sales per unit for Garcia's decreased by $1,544 or 4.8% for the twenty-six weeks ended July 1, 2001 versus the previous year. This decrease is primarily due to lower average unit volumes in the new mall Garcia's.

For the thirteen weeks ended July 1, 2001, average weekly sales per unit for ROMA increased $2,358 or 7.5% versus the same period in 2000. Average weekly sales per unit for the twenty-six weeks ended July 1, 2001 for ROMA increased by $3,237 or 10.2% versus the twenty-six weeks ended June 25, 2000. This increase is primarily due to the sale of the two Bellini's and one Tommy's restaurants at the end of the 2000.

Franchise fees and continuing royalties increased to $260,251 during the twenty-six weeks ended July 1, 2001 versus $123,823 during the twenty-six weeks ended June 25, 2000. This increase is due to the Company signing additional franchise contracts during the first half of 2001.

Other income for the twenty-six weeks ended July 1, 2001 was $358,060 as compared to the previous year's amount of $272,023.

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Garfield's:
Costs of sales..	27.9%	27.5%	27.7%	27.6%

Labor costs.....	29.0%	28.7%	28.8%	28.6%

Total . . . .	56.9%	56.2%	56.5%	56.2%

Garcia's:
Cost of sales...	26.9%	26.1%	26.5%	25.6%

Labor costs.....	28.8%	30.8%	29.6%	30.6%

Total..........	55.7%	56.9%	56.1%	56.2%

ROMA Foods:
Cost of sales....	27.3%	29.8%	27.1%	30.2%

Labor costs......	28.4%	29.7%	28.3%	29.9%

Total.........	55.7%	59.5%	55.4%	60.1%

Total Company:
Cost of sales....	27.6%	27.3%	27.4%	27.3%

Labor costs......	29.0%	28.8%	29.0%	28.7%

Total..........	56.6%	56.1%	56.4%	56.0%

Costs of sales as a percentage of food and beverage sales for Garfield's in the quarters ended July 1, 2001 and June 25, 2000 was 27.9% and 27.5% respectively.

Garcia's costs of sales as a percentage of food and beverage sales increased to 26.9% in the quarter ended July 1, 2001 versus 26.1% in the quarter ended June 25, 2000. This increase primarily relates to higher food cost, associated with new store inefficiencies, in the three new Oklahoma City restaurants along with the increased cost of liquor.

Costs of sales as a percentage of food and beverage revenue for Roma Foods decreased to 27.3% for the second quarter ended July 1, 2001 compared to 29.8% for the quarter ended June 25, 2000. This decrease is primarily due to the Company only operating the two Pepperoni Grill's in second quarter which have lower costs of sales as a percentage of food and beverage than the three stores sold in December 2000.

Labor costs for Garfield's increased to 29.0% of food and beverage sales during the quarter ended July 1, 2001, versus 28.7% during the 2000 comparable period.

Garcia's labor costs decreased to 28.8% of food and beverage sales during the quarter ended July 1, 2001, versus 30.8% in the quarter ended June 25, 2000. This decrease is due mainly to the sale of two restaurants in California and Florida which had higher labor costs and lower sales volumes.

Labor cost in Roma Foods decreased to 28.4% during the quarter ended July 1, 2001 versus 29.7% during the 2000 comparable period. This decrease was due to the sale of the two Bellini's and Tommy's Restaurants in the fourth quarter of 2000. These restaurants were more labor intensive than the other Roma Foods restaurants.

For the thirteen weeks ended July 1, 2001, operating expenses as a percentage of food and beverage sales increased to 65.5% from 62.6% in the thirteen weeks ended June 25, 2000. For the twenty-six weeks ended July 1, 2001, operating expenses increased to 63.9% of food and beverage sales versus 61.6% in the 2000 period. These increases primarily relate to increased utilities, marketing and promotions costs.

Restaurant pre-opening costs, which are expensed as incurred, were $69,000 and $311,000 for the quarters ended July 1, 2001 and June 25, 2000, respectively, and $330,000 and $520,000 for the twenty-six week periods ended July 1, 2001 and June 25, 2000, respectively. The Company plans to open one additional restaurant during the second half of 2001

During the thirteen and twenty-six week periods ended July 1, 2001 and June 25, 2000, general and administrative costs as a percentage of total revenues increased to 6.6% and 5.9% from 5.6% and 5.5%, respectively

For the thirteen weeks ended July 1, 2001 depreciation and amortization expense increased to $1,035,404 (4.4% of food and beverage sales) compared to $986,515 (4.0% of food and beverage sales) in the thirteen weeks ended June 25, 2000. For the twenty-six weeks ended July 1, 2001 depreciation and amortization expense increased to $2,084,526 (4.3% of food and beverage sales) compared to $1,941,609 (3.9% of food and beverage sales) in the twenty-six weeks ended June 25, 2000.

The increase primarily relates to the increase in net assets subject to depreciation and amortization in 2001 versus 2000 due to the opening or acquisition of new restaurants, and the remodel of existing restaurants.

For the thirteen weeks ended July 1, 2001 interest expense was $233,702 (1.0% of total revenues) versus $257,752(1.0% of total revenues) for the thirteen weeks ended June 25, 2000. For the twenty-six week period ended July 1, 2001, interest expense increased to $516,004 (1.0% of total revenues) from $481,314 (1.0% of total revenues) in the comparable 2000 period. The increase primarily related to the Company's accelerated construction schedule for the first half of 2001 on both new stores and remodels, which required borrowings on the line of credit.

Income Taxes

The Company's benefit from income taxes was $352,930 during the first half of 2001 versus a provision for $47,648 for the 2000 comparable period. The effective tax rates for the periods ended July 1, 2001 and June 25, 2000, are as follows:

	Thirteen Weeks		Twenty-Six Weeks

	July 1,	June 25,	July 1,	June 25,

	2001	2000	2001	2000

Effective income tax rates. . .	(35.2)%	20.0%	(35.6)%	25.0%

Earnings Per Share

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,958,065 and 3,003,906 in the quarters ended July 1, 2001 and June 25, 2000, respectively, and 2,961,359 and 3,000,584 in the twenty-six weeks ended July 1, 2001 and June 25, 2000, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 2,958,065 and 3,003,906 in the quarters ended July 1, 2001 and June 25, 2000, respectively, and 2,961,359 and 3,076,786 in the twenty-six weeks ended July 1, 2001 and June 25, 2000, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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

Liquidity and Capital Resources

At July 1, 2001, the Company's current ratio was .32 to 1 compared to 0.30 to 1 at December 31, 2000. The Company's working capital was $(8,461,000) at July 1, 2001 versus $(11,039,000) at December 31, 2000. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the twenty-six weeks ended July 1, 2001, the Company had net cash used in operating activities of $(2,200,000) as compared to $(225,000) during the comparable 2000 period.  This decrease is due primarily to large prepayments in 2000 for first quarter 2001 business as well as decreased profitability as discussed throughout Item 2 of this Form 10-Q.

During 2001, as of the date of this report, the Company opened one Garfield's and two Garcia's. The company plans to open one more Garfield's during 2001 in a restaurant location leased in a regional mall site. The Company believes the cash generated from its operations and borrowing availability under it's credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2001.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of July 1, 2001, the Company had outstanding borrowings of approximately $5,732,000 under the revolving line of credit. Outstanding borrowings under both the revolving line of credit and term loan bear interest at three-month LIBOR plus 2.50% (7.45% as of July 1, 2001). The interest rate is reset quarterly. There is no non-use fee related to either facility. The revolving line of credit had a two-year term with maturity in February 2001. However, the Company has received a commitment from its lender to extend the final maturity date to September 2002. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of July 1, 2001 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the prime rate of interest plus 1.50% (8.25% at July 1, 2001), which is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility matures in September 2001.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of July 1, 2001 was $5,378,639. The unrealized gains for the periods ended July 1, 2001 and June 25, 2000 were immaterial.

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of July 1, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. No additional shares have been repurchased subsequent to July 1, 2001.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

             (b)     No reports on Form 8-K were filed during the twenty-six
          weeks ended July 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EATERIES, INC.
                                                                                Registrant

Date: August 20, 2001              By: /s/ BRADLEY L. GROW
                                                                                        Bradley L. Grow
                                                                                        Vice President
                                                                                        Chief Financial Officer