Form 10-Q
period 2001-09-30
EATERIES INC
filed 2001-11-14
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended September 30, 2001.

Commission File Number: 0-14968
                       ----------

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Oklahoma                                              73-1230348
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

       1220 S. Santa Fe Ave.
          Edmond, Oklahoma                                         73003
----------------------------------------                         ----------
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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2001, 2,961,065 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                          ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  September 30, 2001 (unaudited) and
                  December 31, 2000.......................................   4

         Condensed Consolidated Statements of
               Operations (unaudited)
                  Thirteen weeks ended September 30, 2001
                  and September 24, 2000..................................   5

                  Thirty-nine weeks ended September 30, 2001
                  and September 24, 2000..................................   6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Thirty-nine weeks ended September 30, 2001
                  and September 24, 2000..................................   7

         Notes to Condensed Consolidated Financial
               Statements (unaudited).....................................   8

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................   12


Part II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..............................   24

                                    PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,    December 31,
                                                          2001           2000
                                                      ------------    ------------
                                                      (unaudited)
                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $    466,982    $    875,892
     Receivables                                         1,813,553       1,256,523
     Inventories                                           865,500       1,010,631
     Other                                                 598,346       1,585,384
                                                      ------------    ------------
          Total current assets                           3,744,381       4,728,430

PROPERTY AND EQUIPMENT                                  59,663,670      58,829,518
Less landlord finish-out allowances                    (19,121,000)    (18,327,050)

Less accumulated depreciation and
  amortization                                         (18,431,547)    (16,773,112)
                                                      ------------    ------------
     Net property and equipment                         22,111,123      23,729,356

DEFERRED INCOME TAXES                                    2,139,477       1,585,885
GOODWILL                                                 2,086,932       2,238,276
OTHER ASSETS, net                                          769,286         819,842
                                                      ------------    ------------
     Total assets                                     $ 30,851,199    $ 33,101,789
                                                      ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                 $  6,437,885    $  8,540,398
     Accrued liabilities                                 4,271,156       5,878,361
     Current portion of long-term
       obligations                                       2,228,571       1,348,571
                                                      ------------    ------------
          Total current liabilities                     12,937,612      15,767,330

OTHER NONCURRENT LIABILITIES                             1,286,793         795,677
LONG-TERM OBLIGATIONS, net of
  current portion                                        9,747,458       8,439,744
                                                      ------------    ------------
     Total liabilities                                  23,971,863      25,002,751

COMMITMENTS
STOCKHOLDERS' EQUITY:
     Preferred stock, none issued                               --              --
     Common stock                                            8,965           8,937
     Additional paid-in capital                         10,290,697      10,264,218
     Retained earnings                                   3,902,916       5,009,906
     Treasury stock, at cost,
      1,521,597 at September 30, 2001 and
      1,454,097 at December 31, 2000 December 2000,
      respectively                                      (7,323,242)     (7,184,023)
                                                      ------------    ------------
           Total stockholders' equity                    6,879,336       8,099,038
                                                      ------------    ------------

     Total liabilities and stockholders'
       equity                                         $ 30,851,199    $ 33,101,789
                                                      ============    ============

           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Thirteen Weeks Ended
                                               September 30,   September 24,
                                                  2001            2000
                                               ------------    ------------
REVENUES:
     Food and beverage sales ...............   $ 23,143,399    $ 24,718,674
     Franchise fees and royalties ..........        200,772         222,732
     Other income ..........................        214,696         127,286
                                               ------------    ------------
                                                 23,558,867      25,068,692
                                               ------------    ------------
COSTS AND EXPENSES:
     Costs of sales ........................      6,462,199       6,754,245
     Operating expenses ....................     14,940,962      15,837,288
     Pre-opening costs .....................         99,000          27,000
     General and administrative ............      1,408,800       1,527,868
     Depreciation and amortization .........      1,055,687       1,018,990
     Interest expense ......................        250,532         264,361
                                               ------------    ------------
                                                 24,217,180      25,429,752
                                               ------------    ------------

LOSS BEFORE INCOME TAXES ...................       (658,313)       (361,060)
                                               ------------    ------------

BENEFIT FROM INCOME TAXES ..................       (190,508)       (112,427)
                                               ------------    ------------


NET LOSS ...................................   $   (467,805)   $   (248,633)
                                               ============    ============

NET LOSS PER COMMON SHARE ..................   $      (0.16)   $      (0.08)
                                               ============    ============

NET LOSS PER COMMON SHARE
  ASSUMING DILUTION ........................   $      (0.16)   $      (0.08)
                                               ============    ============


           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  Thirty-nine Weeks Ended
                                               September 30,   September 24,
                                                    2001          2000
                                               ------------    ------------
REVENUES:
     Food and beverage sales ...............   $ 72,046,461    $ 74,227,899
     Franchise fees and royalties ..........        461,023         346,555
     Other income ..........................        572,756         399,310
                                               ------------    ------------
                                                 73,080,240      74,973,763
                                               ------------    ------------
COSTS AND EXPENSES:
     Costs of sales ........................     19,859,208      20,282,692
     Operating expenses ....................     46,207,056      46,347,334
     Pre-opening costs .....................        429,000         547,000
     General and administrative ............      4,328,541       4,260,934
     Depreciation and amortization .........      3,140,214       2,960,599
     Interest expense ......................        766,536         745,675
                                               ------------    ------------
                                                 74,730,555      75,144,233
                                               ------------    ------------

LOSS BEFORE INCOME TAXES ...................     (1,650,315)       (170,470)

BENEFIT FROM INCOME TAXES ..................       (543,439)        (64,779)
                                               ------------    ------------

NET LOSS ...................................   $ (1,106,876)   $   (105,691)
                                               ============    ============

NET LOSS PER COMMON SHARE ..................   $      (0.37)   $      (0.04)
                                               ============    ============

NET LOSS PER COMMON SHARE
  ASSUMING DILUTION ........................   $      (0.37)   $      (0.04)
                                               ============    ============


            See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Thirty-nine Weeks Ended
                                                                               September 30,    September 24,
                                                                                    2001            2000
                                                                                ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net loss ................................................................   $ (1,106,876)   $   (105,691)
Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation & amortization ....................................      3,140,214       2,960,599
             Benefit from income taxes ......................................       (543,439)        (64,779)
             Deferred income taxes ..........................................         (3,959)         (4,700)
             (Increase) decrease in:
                   Receivables ..............................................       (557,030)        279,273
                   Inventories ..............................................        145,131         103,706
                   Prepaid and other ........................................        987,038        (325,618)
             Increase (decrease) in:
                   Accounts payable .........................................     (2,102,513)     (1,215,730)
                   Accrued liabilities ......................................     (1,607,205)     (1,713,891)
                   Other noncurrent liabilities .............................        491,116         (35,571)
                                                                                ------------    ------------
                        Total adjustments ...................................        (50,647)        (16,711)
                                                                                ------------    ------------
Net cash used in operating activities .......................................     (1,157,523)       (122,402)
                                                                                ------------    ------------
Cash flows from investing activities:
    Capital expenditures ....................................................     (2,369,629)     (6,060,271)
    Landlord allowances .....................................................        731,000       1,410,390
    Loss on sale of note receivable .........................................         23,078              --
    Payments received on notes receivable ...................................         12,269           1,753
    Proceeds from sale of notes receivable ..................................        115,500              --
    Proceeds from sale of restaurants .......................................        252,107              --
    Increase in other assets ................................................        (84,213)        (88,977)
                                                                                ------------    ------------
Net cash used in investing activities .......................................     (1,319,888)     (4,737,105)
                                                                                ------------    ------------
Cash flows from financing activities:
     Payments on long-term obligations ......................................     (1,044,286)       (922,982)
     Borrowings on revolving of credit agreement ............................     23,847,000      23,550,000
     Payments on revolving credit agreement .................................    (20,615,000)    (19,780,000)
     Proceeds from exercise of stock options ................................         20,007          37,030
     Purchases of treasury stock ............................................       (139,219)             --
                                                                                ------------    ------------
Net cash provided by financing activities ...................................      2,068,502       2,884,048
                                                                                ------------    ------------
Net decrease in cash & cash equivalents .....................................       (408,910)     (1,975,459)
Cash and cash equivalents at beginning of period ............................        875,892       2,243,332
                                                                                ------------    ------------
Cash and cash equivalents at end of period ..................................   $    466,982    $    267,873
                                                                                ============    ============


           See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                       September 30, December 31,
                                            2001        2000
                                       ------------  -----------
General .............................   $  543,493   $  282,083
Vendor Rebates ......................      297,255      537,250
Franchisees .........................       38,301      156,538
Banquets ............................       56,226       90,037
Insurance refunds ...................      755,886           --
Other ...............................      122,392      190,615
                                        ----------   ----------
                                        $1,813,553   $1,256,523
                                        ----------   ----------

Accrued liabilities are comprised of the following:

                                    September 30, December 31,
                                        2001         2000
                                    ------------  ------------
Compensation .....................   $1,806,394   $2,771,954
Taxes, other than income .........      804,134    1,081,659
Other ............................    1,660,628    2,024,748
                                     ----------   ----------
                                     $4,271,156   $5,878,361
                                     ==========   ==========

Note 3 - Supplemental Cash Flow Information

Interest of $777,389 and $748,025 was paid for the thirty-nine weeks ended September 30, 2001 and September 24, 2000, respectively.

For the thirty-nine week periods ended September 30, 2001 and September 24, 2000, the Company had the following non-cash investing and financing activities:

                                                Thirty-nine Weeks Ended
                                             September 30,   September 24,
                                                 2001            2000
                                             -------------   -------------
Increase in additional paid-in
     capital as a result of tax
     benefits from the exercise of
     non-qualified stock options ............   $  6,496       $  4,700
Asset write-offs related to
    restaurant closures .....................   $597,808             --

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In February 2001, the Company purchased 67,500 shares for $139,000. As of September 30, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. No additional shares have been repurchased subsequent to September 30, 2001.

Note 5 - Restaurant Acquisitions and Dispositions

In December 2000, the Company sold two Bellini's Restaurante & Grill and one Tommy's Italian-American Restaurant back to their original owner, Tommy Byrd, for $500,000 and 63,628 shares of company stock.

In January 2001, the company sold one Garcia's Mexican Restaurant location in Davie, FL resulting in a charge to the reserve for restaurant closure of approximately $88,000.

In April 2001, the Company sold one Garcia's Mexican Restaurant located in Pleasant Hill, California resulting in a charge to the reserve for restaurant closure of approximately $250,000.

Leases on four company-owned restaurants that expired in January, May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $241,500 was recorded to the reserve for restaurant closure during the first and second quarters of 2001.

In July 2001, the Company closed one under-performing Garfield's Restaurant & Pub in Anderson, SC.

Note 6 - Earnings Per Share

The following tables set forth the computation of basic and diluted EPS for the thirteen week and thirty-nine week periods ended September 30, 2001, and September 24, 2000. Diluted ESP is not calculated for periods where the company had a net loss as the results would be antidilutive:

                                                                        Thirteen Weeks Ended
                                                                    ----------------------------
                                                                    September 30,  September 24,
                                                                        2001           2000
                                                                    ------------   ------------
Numerator:
      Net loss ...................................................   $ (467,805)   $  (248,633)
                                                                     ==========    ===========

Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding ..............................................    2,959,351      3,010,811
      Dilutive effect of nonqualified stock options ..............           --             --
                                                                     ----------    -----------
        Denominator for diluted EPS ..............................    2,959,351      3,010,811
                                                                     ==========    ===========

Basic EPS ........................................................   $    (0.16)   $     (0.08)
                                                                     ==========    ===========

Diluted EPS ......................................................   $    (0.16)   $     (0.08)
                                                                     ==========    ===========

                                                                     Thirty-nine Weeks Ended
                                                                    ----------------------------
                                                                    September 30,  September 24,
                                                                        2001           2000
                                                                    ------------   ------------
Numerator:
      Net loss ...................................................   $(1,106,876)   $  (105,691)
                                                                     ===========    ===========

Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding ..............................................     2,960,690      3,008,596

      Dilutive effect of nonqualified stock options ..............            --             --
                                                                     -----------    -----------

        Denominator for diluted EPS ..............................     2,960,596      3,008,596
                                                                     ===========    ===========

Basic EPS ........................................................   $     (0.37)   $     (0.04)
                                                                     ===========    ===========

Diluted EPS ......................................................   $     (0.37)   $     (0.04)
                                                                     ===========    ===========

Note 7 - Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations within the scope of this Statement be accounted for using only the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is September 30, 2001, or later. The Company will adopt SFAS No. 141 effective September 30, 2001. To date, the Company has not engaged in a business combination.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 effective fiscal year 2002. The Company has not yet determined the impact of implementing SFAS No. 142.

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

INTRODUCTION

As of September 30, 2001, the Company owned and operated 67 (48 Garfield's, 17 Garcia's, two Pepperoni Grills) and six franchised Garfield's and one licensed Garcia's restaurants. The Company currently has just completed one Garfield's Restaurant in Alabama. In addition, the Company is working with franchisees on the development of restaurants located in Indiana, Florida, Nebraska and Nevada. As of the date of this report, the entire system includes 75 restaurants of which 68 are Company-owned.

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

LEGAL PROCEEDINGS

In 1999, the Company filed suit against one of its food purveyors in federal court. This suit stems from the receipt of contaminated food product that the Company management believes caused a food borne illness outbreak at the Company's Garcia's Mexican Restaurants in the Phoenix, AZ area in July of 1998. In August 2001, the food purveyor stipulated that it was liable and had supplied the contaminated food product causing the outbreak. Based on this event, the Company will be able to recover all of its legal and related litigation expenses. As of September 30, 2001, this amount is approximately $275,000 and is included in accounts receivable on the balance sheet. The Company's legal counsel retained in this case was engaged on a contingency fee basis, thus the amount in accounts receivable could rise considerably depending on timing of future payments and collection of possible judgment. This suit continues to be litigated to determine the ultimate amount of damages to be awarded to the Company. Trial proceedings concluded in August 2001, however as of the date of this report, no judgment has been made and no related amounts have been recorded by the Company.

The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively will materially impair the Company's financial and operational condition.

SEPTEMBER 11 IMPACT

While the ultimate impact of the September 11 terrorist attacks can never be fully quantified, the Company's performance had been positive through August and was building momentum in early September. However, performance suffered considerably in the immediate aftermath of September 11, with revenue declines in all our markets. Other events such as anthrax scares in various malls and the October 31 threat have also caused lost revenues. The Company cannot predict the future impact of these or any other forseen events.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                        THIRTEEN WEEKS            THIRTY-NINE WEEKS
                                                            ENDED                       ENDED
                                                  September 30,  September 24, September 30, September 24,
                                                      2001           2000         2001           2000
                                                  ------------   ------------  ------------  ------------
Statements of Operations Data:
Revenues:
     Food and beverage sales ...................        98.2%         98.6%         98.6%         99.0%
     Franchise fees and royalties ..............         0.9%          0.9%          0.6%          0.5%
     Other income ..............................         0.9%          0.5%          0.8%          0.5%
                                                   ---------     ---------     ---------     ---------
                                                       100.0%        100.0%        100.0%        100.0%
Costs and Expenses:
     Costs of sales (1) ........................        27.9%         27.3%         27.6%         27.3%
     Operating expenses (1) ....................        64.6%         64.1%         64.1%         62.4%
     Pre-opening costs (1) .....................         0.4%          0.1%          0.6%          0.7%
     General and administrative ................         6.0%          6.2%          5.9%          5.7%
     Depreciation and amortization (1) .........         4.6%          4.1%          4.4%          4.0%
     Interest expense ..........................         1.1%          1.1%          1.0%          1.0%
                                                   ---------     ---------     ---------     ---------
                                                       102.8%        101.4%        102.3%        100.2%

Loss before income taxes .......................        (2.8)%        (1.4)%        (2.3)%        (0.2)%
Provision for income taxes .....................        (0.8)%        (0.4)%        (0.7)%        (0.1)%
                                                   ---------     ---------     ---------     ---------

Net loss .......................................        (2.0)%        (1.0)%        (1.5)%        (0.1)%
                                                   =========     =========     =========     =========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants .......................   $  23,143     $  24,719     $  72,046     $  74,228

     Franchise restaurants .....................       2,326         1,760         7,084         5,881
                                                   ---------     ---------     ---------     ---------
         Total .................................   $  25,469     $  26,479     $  79,130     $  80,109

                                                   =========     =========     =========     =========
Number of restaurants
(at end of period):
     Company restaurants .......................          67            71
     Franchise restaurants .....................           7             8
                                                   ---------     ---------
         Total .................................          74            79
                                                   =========     =========


(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2001, the Company recorded a net loss of $(467,805) $(0.16) per common share on revenues of $23,558,867. This compares to a net loss of $(248,633) $(0.08) per common share for the quarter ended September 24, 2000, on revenues of $25,168,692. For the thirty-nine weeks ended September 30, 2001, the Company reported net loss of $(1,106,876) $(0.37) per common share; compared to a net loss of $(105,691) $(0.04) per common share; for the thirty-nine weeks ended September 24, 2000.

REVENUES

Company revenues for the thirteen and thirty-nine week periods ended September 30, 2001, decreased 6.0% and 2.5%, respectively, over the revenues reported for the same periods in 2000. The revenue decrease relates primarily to the sale and closure of 6 restaurants during the thirteen and thirty-nine week ended in 2001 over the same period in 2000. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:


                                                         Number of                           Average Weekly
                                                      Operating Weeks                        Sales Per Unit
                                                ----------------------------         -----------------------------
       Period               Number of           Thirteen         Thirty-nine         Thirteen          Thirty-nine
        Ended               Units Open           Weeks              Weeks             Weeks               Weeks
       ------               ----------          --------         -----------         --------          -----------
Garfield's:
September 30, 2001              48                624               1,883            $26,343             $26,924
September 24, 2000              50                650               1,929            $25,615             $25,653

Garcia's:
September 30, 2001              16                202                 614            $27,737             $29,581
September 24, 2000              16                208                 591            $28,101             $30,647

ROMA:
September 30, 2001               2                 26                  78            $34,389             $34,760
September 24, 2000               5                 65                 195            $30,439             $31,285

For the thirteen weeks ended September 30, 2001, average weekly sales per unit for Garfield's increased $728 or 2.8% versus the quarter ended September 24, 2000. Average weekly sales per unit for Garfield's increased by $1,271 or 5.0% for the thirty-nine weeks ended September 30, 2001 versus the previous year's results. The primary reason for the increase was due to increased advertising and value driven promotions.

For the thirteen weeks ended September 30, 2001, average weekly sales per unit for Garcia's decreased $364 or 1.3% versus the quarter ended September 24, 2000. Average weekly sales per unit for Garcia's decreased by $1,066 or 3.5% for the thirty-nine weeks ended September 30, 2001 versus the previous year. This decrease is primarily due to lower average unit volumes in the new mall Garcia's.

For the thirteen weeks ended September 30, 2001, average weekly sales per unit for ROMA increased $3,950 or 13.0% versus the same period in 2000. Average weekly sales per unit for the thirty-nine weeks ended September 30, 2001 for ROMA increased by $3,475 or 11.1% versus the thirty-nine weeks ended September 24, 2000. This increase is primarily due to the sale of the two Bellini's and one Tommy's restaurants at the end of the 2000.

Franchise fees and continuing royalties increased to $461,023 during the thirty-nine weeks ended September 30, 2001 versus $346,555 during the thirty-nine weeks ended September 24, 2000. This increase is due to the Company signing additional franchise contracts during the first three quarters of 2001.

Other income for the thirty-nine weeks ended September 30, 2001 was $572,756 as compared to the previous year's amount of $399,310. This increase is due primarily to the company collecting two insurance claims previously denied by the insurance company totaling approximately $120,000 for store related repairs already expensed that were reimbursed under the Company's property insurance coverage.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                               Thirteen Weeks Ended           Thirty-nine Weeks Ended
                           ---------------------------    ------------------------------
                           September 30, September 24,    September 30,    September 24,
                               2001          2000             2001             2000
                           ------------  -------------    -------------    -------------
Garfield's:
  Costs of sales ........      28.1%         27.4%            27.9%            27.6%

  Labor costs ...........      28.4%         28.7%            28.7%            28.6%
                             ------        ------           ------           ------
    Total ...............      56.5%         56.1%            56.6%            56.2%
                             ======        ======           ======           ======

Garcia's:
  Cost of sales .........      27.4%         26.5%            26.8%            25.9%

  Labor costs ...........      32.5%         31.8%            30.5%            31.0%
                             ------        ------           ------           ------
    Total ...............      59.9%         58.3%            57.3%            56.9%
                             ======        ======           ======           ======

ROMA Foods:
  Cost of sales .........      27.0%         29.4%            27.0%            29.9%

  Labor costs ...........      28.6%         30.5%            28.4%            30.1%
                             ------        ------           ------           ------
    Total ...............      55.6%         59.9%            55.4%            60.0%
                             ======        ======           ======           ======

Total Company:
  Cost of sales .........      27.9%         27.3%            27.6%            27.3%

  Labor costs ...........      29.5%         28.9%            29.1%            28.8%
                             ------        ------           ------           ------
    Total ...............      57.4%         56.2%            56.7%            56.1%
                             ======        ======           ======           ======

Costs of sales as a percentage of food and beverage sales for Garfield's in the quarters ended September 30, 2001 and September 24, 2000 was 28.1% and 27.4% respectively. This increase is due to higher produce and meat costs in the quarter.

Garcia's costs of sales as a percentage of food and beverage sales increased to 27.4% in the quarter ended September 30, 2001 versus 26.5% in the quarter ended September 24, 2000. This increase primarily relates to higher food cost in the four new mall-based restaurants along with the increased cost of cheese.

Costs of sales as a percentage of food and beverage revenue for Roma Foods decreased to 27.0% for the second quarter ended September 30, 2001 compared to 29.4% for the quarter ended September 24, 2000. This decrease is primarily due to the Company only operating the two Pepperoni Grill's in second quarter, which has lower costs of sales as a percentage of food and beverage than the three stores sold in December 2000.

Labor costs for Garfield's decreased to 28.4% of food and beverage sales during the quarter ended September 30, 2001, versus 28.7% during the 2000 comparable period. This decrease is due to higher check averages in the quarter.

Garcia's labor costs increased to 32.5% of food and beverage sales during the quarter ended September 30, 2001, versus 31.8% in the quarter ended September 24, 2000. This increase is due to the four new mall-bases restaurants operating at lower sales volumes compared to the free standing restaurants.

Labor cost in Roma Foods decreased to 28.6% during the quarter ended September 30, 2001 versus 30.5% during the 2000 comparable period. This decrease was due to the sale of the two Bellini's and Tommy's Restaurants in the fourth quarter of 2000.

For the thirteen weeks ended September 30, 2001, operating expenses as a percentage of food and beverage sales increased to 64.6% from 64.1% in the thirteen weeks ended September 24, 2000. For the thirty-nine weeks ended September 30, 2001, operating expenses increased to 64.1% of food and beverage sales versus 62.4% in the 2000 period. These increases primarily relate to increased utilities and marketing costs.

Restaurant pre-opening costs, which are expensed as incurred, were $99,000 and $27,000 for the quarters ended September 30, 2001 and September 24, 2000, respectively, and $429,000 and $547,000 for the thirty-nine week periods ended September 30, 2001 and September 24, 2000, respectively. The Company plans to open one additional restaurant during the fourth quarter of 2001.

During the thirteen and thirty-nine week periods ended September 30, 2001 and September 24, 2000, general and administrative costs as a percentage of total revenues changed to 6.0% and 5.9% from 6.2% and 5.7%, respectively.

For the thirteen weeks ended September 30, 2001 depreciation and amortization expense increased to $1,055,687 (4.6% of food and beverage sales) compared to $1,018,990 (4.1% of food and beverage sales) in the thirteen weeks ended September 24, 2000. For the thirty-nine weeks ended September 30, 2001 depreciation and amortization expense increased to $3,140,214 (4.4% of food and beverage sales) compared to $2,960,599 (4.0% of food and beverage sales) in the thirty-nine weeks ended September 24, 2000.

The increase primarily relates to the increase in net assets subject to depreciation and amortization in 2001 versus 2000 due to the opening or acquisition of new restaurants, and the remodel of existing restaurants.

For the thirteen weeks ended September 30, 2001 interest expense was $250,532 (1.1% of total revenues) versus $264,361(1.1% of total revenues) for the thirteen weeks ended September 24, 2000. For the thirty-nine week period ended September 30, 2001, interest expense increased to $766,536 (1.0% of total revenues) from $745,675 (1.0% of total revenues) in the comparable 2000 period. The increase primarily related to the Company's accelerated construction schedule for the first three quarters of 2001 on both new stores and remodels, which required borrowings on the line of credit.

INCOME TAXES

The Company's benefit from income taxes was $543,439 during the first three quarters of 2001 versus a benefit of $64,779 for the 2000 comparable period. The effective tax rates for the periods ended September 30, 2001 and September 24, 2000, are as follows:

                                                       Thirteen Weeks                      Thirty-nine Weeks
                                               ------------------------------      ---------------------------------
                                               September 30,    September 24,      September 30,      September 24,
                                               -------------    -------------      -------------      --------------
                                                  2001              2000               2001                2000
                                               -------------    -------------      -------------      --------------
Effective income tax rates....................   (29.0)%           (31.0)%            (32.9)%            (38.0)%

EARNINGS PER SHARE

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,959,351 and 3,010,811 in the quarters ended September 30, 2001 and September 24, 2000, respectively, and 2,960,596 and 3,008,596 in the thirty-nine weeks ended September 30, 2001 and September 24, 2000, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 2,959,351 and 3,010,811 in the quarters ended September 30, 2001 and September 24, 2000, respectively, and 2,960,596 and 3,008,596 in the thirty-nine weeks ended September 30, 2001 and September 24, 2000, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and the economic conditions in the Company's market areas.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and increased productivity and purchasing efficiencies, however there can be no assurance that the Company will be able to do so in the future. Market conditions will determine the Company's ability to pass through such additional costs and expenses. Management anticipates that the average cost of restaurant real estate leases and construction costs could increase in the future which could affect the Company's ability to expand. In addition, mandated health care and an increase in the Federal or state minimum wages could significantly increase the Company's costs of doing business as well as substantial increases in utility costs experienced by the Company. Due to accounting standards requiring expensing pre-opening costs as incurred, income from operations, on an annual and quarterly basis, could be adversely affected during periods of restaurant development; however, the Company believes that its initial investment in the restaurant pre-opening costs yields a long-term benefit of increased operating income in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's current ratio was .29 to 1 compared to 0.30 to 1 at December 31, 2000. The Company's working capital was $(9,193,000) at September 30, 2001 versus $(11,039,000) at December 31, 2000. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the thirty-nine weeks ended September 30, 2001, the Company had net cash used in operating activities of $1,157,523 as compared to $122,402 during the comparable 2000 period.

During 2001, as of the date of this report, the Company opened two Garfield's and two Garcia's. The Company believes the cash generated from its operations and borrowing availability under it's credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2001.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of September 30, 2001, the Company had outstanding borrowings of approximately $5,732,000 under the revolving line of credit. Outstanding borrowings under term loan bear interest at three-month LIBOR plus 2.50% (6.03% as of September 30, 2001). Outstanding borrowings under the revolving line of credit bear interest at the greater of three month LIBOR plus 2.5% or 5.0% (6.03% at September 30, 2001). The interest rate is reset quarterly. There is no non-use fee related to either facility. The Company amended its revolving credit facility as of October 31, 2001, extending the maturity of the revolving line of credit to March 31, 2003. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of September 30, 2001 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.0% (5.0% at September 30, 2001), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended as of October 31, 2001 and matures on March 31, 2002.

On October 31, 2001, the Company entered into an additional credit facility with a bank in the amount of $500,000 that is available to the Company under a revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.0% (5.0% at September 30, 2001), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended as of October 31, 2001 and matures on December 31, 2001. No borrowings were outstanding under this line of credit were outstanding as of the date of this report.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of September 30, 2001 was $5,040,121. The unrealized gains for the periods ended September 30, 2001 and September 24, 2000 were immaterial.

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In September 30997, an additional 200,000 shares were authorized for repurchase. As of September 30, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. No additional shares have been repurchased subsequent to September 30, 2001.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) No reports on Form 8-K were filed during the thirty-nine weeks ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: November 8, 2001               By: /s/ BRADLEY L. GROW
                                         ------------------------
                                         Bradley L. Grow
                                         Vice President
                                         Chief Financial Officer