Form 10-K
period 2001-12-30
EATERIES INC
filed 2002-03-29
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 2002, was $4,939,870. The registrant has assumed that its directors and officers are the only affiliates, for purposes of this calculation. As of March 25, 2002, the registrant had 3,000,317 shares of common stock outstanding.

                                 EATERIES, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 30, 2001

                                TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----

Item 1.     Business.......................................................   1

Item 2.     Properties.....................................................   9

Item 3.     Legal Proceedings..............................................   9

Item 4.     Submission of Matters to a Vote of Security Holders............   9

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................  10

Item 6.     Selected Financial Data........................................  11

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  12

Item 8.     Financial Statements and Supplementary Data....................  22

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.......................................  22

PART III

Item 10.    Directors and Executive Officers of the Registrant.............  22

Item 11.    Executive Compensation.........................................  22

Item 12.    Security Ownership of Certain Beneficial Owners and Management.  22

Item 13.    Certain Relationships and Related Transactions.................  22

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K............................................................  23

INDEX TO EXHIBITS..........................................................  23

SIGNATURES ................................................................  25

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................  26

ITEM 1. BUSINESS

IN GENERAL

         Eateries, Inc. (the "Company") and its subsidiaries own, operate and franchise restaurants under the names: Garfield's Restaurant & Pub ("Garfield's"), Garcia's Mexican Restaurants ("Garcia's") and Pepperoni Grill. As of December 30, 2001, the Company owned 67 (48 Garfield's, 17 Garcia's and 2 Pepperoni Grills) and franchised or licensed 7 (6 Garfield's and 1 Garcia's) restaurants in 25 states.

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

         In November 1997, the Company, through its wholly owned subsidiary, Fiesta Restaurants, Inc., acquired 17 Mexican restaurants under the names:
Garcia's (10), Casa Lupita (5) and Carlos Murphy's (2), along with the trademarks associated with these concepts. In February 1998, the Company sold three of the Casa Lupita locations to Chevy's, Inc. ("Chevy's"). In connection with this transaction, the Company entered into an agreement to sell another Casa Lupita location to Chevy's. This second transaction closed in May 1998. The decision to sell these restaurants was the result of a plan to consolidate operations and focus on the expansion of Garcia's. During 1998, the Company closed its one remaining Casa Lupita and converted one of its Carlos Murphy's to a Garcia's. The other Carlos Murphy's was converted to a Garcia's in 1999. Currently, the Company has no locations open utilizing the names "Casa Lupita" or "Carlos Murphy's".

         In 1999, the Company acquired three formerly franchised Garfield's in Oklahoma. In 1999 the Company constructed and opened four Garfield's, one Garcia's and acquired two Bellini's Ristorante and Grill and one Tommy's Italian-American Restaurant. In 2000 the Company constructed and opened one Garfield's and three Garcia's, converted one Carlos Murphy's to a Garcia's and sold the two Bellini's and one Tommy's it acquired in 1999. Additionally, the Company opened two Garfield's and two Garcia's, all in major regional malls in 2001. The Company's future expansion of its existing concepts will be primarily focused on the construction and franchising of Garfield's. The Company may also pursue other acquisitions to further enhance shareholder value.

         The Company's principal offices are located at 1220 South Santa Fe Avenue, Edmond, Oklahoma 73003. Its telephone number is (405) 705-5000 and website is www.eats-inc.com.

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

RESTAURANT LAYOUT

         Historically the majority of Garfield's restaurants have been constructed in regional malls in accordance with uniform design specifications and are generally similar in appearance and interior decor. Over the last two years the Company has begun to develop freestanding locations as well. Both the freestanding and mall restaurants are furnished and styled in a colorful motif, highlighting the travels of the Company's namesake, "Casey Garfield", including exhibits, photographs, souvenirs and other travel-related furnishings. Tables are covered with paper and customers are encouraged to doodle with crayons provided at each table. During 2000 the Company and a Franchisee each opened one new freestanding Garfield's. There were no freestanding units opened in 2001 or 1999.

         The size and shape of Garfield's restaurants vary depending upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests.

HOURS OF OPERATION

         Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

UNIT ECONOMICS

         Historically, the cost of opening a new Garfield's restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases restaurant premises in existing freestanding facilities as well as in major regional malls and builds-out the leased space to meet the Garfield's concept specifications of style and decor. Gross construction costs for a typical Garfield's opened in 2001 and 2000 were approximately $1,005,000 and $920,000, respectively. However, landlord's typically provide substantial tenant construction allowances (approximately $459,000 in 2001 and $450,000 in 2000). After tenant allowances the Company's net investment was approximately $546,000 and $470,000 per unit for 2001 and 2000, respectively.

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

MARKET CONCENTRATION

         Although Garfield's are spread primarily throughout the eastern half of the United States there are areas of concentration. These areas allow the Company to use advertising dollars in an effective way. In the future as franchises build out market areas this will assist the marketing and advertising effectiveness by further targeting areas of concentration.

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garfield's as of December 30, 2001.

                     COMPANY-OWNED RESTAURANTS
                                                   NO. OF
         STATE                                      UNITS
         -----                                     -------
         Alabama...............................       3
         Arkansas..............................       1
         Florida...............................       3
         Georgia...............................       1
         Illinois..............................       4
         Indiana...............................       4
         Maryland..............................       1
         Michigan..............................       2
         Mississippi...........................       4
         Missouri..............................       4
         New York..............................       2
         North Carolina........................       2
         Ohio..................................       3
         Oklahoma..............................       5
         Pennsylvania..........................       2
         South Carolina........................       1
         Tennessee.............................       1
         West Virginia.........................       3
         Wisconsin.............................       2
                                                   ----
              Total............................      48
                                                   ====

                     FRANCHISED RESTAURANTS

                                                   NO. OF
         STATE                                      UNITS
                                                   ------
         Indiana...............................       3
         Iowa..................................       2
         Oklahoma..............................       1
                                                    ---
     Total.....................................       6
                                                    ===

GARCIA'S MEXICAN RESTAURANTS

MENU

         Each Garcia's restaurant offers a traditional menu of high quality Mexican food. Alcoholic beverages are also offered in each location. Menus are generally standardized, although there are slight variations to accommodate regional taste preferences.

RESTAURANT LAYOUT

         Garcia's restaurants have a distinctive southwestern design and decor. The existing freestanding restaurants generally measure 5,000 to 10,000 square feet and seat approximately 200 to 250 guests in the main dining area with an additional 75 to 125 seats in the bar area. However in 2001 and 2000, the Company built four new Garcia's in malls and has one other under construction. These mall-based locations are between 4,800 and 6,200 square feet.

RESTAURANT LOCATIONS

         The following table sets forth the locations of the existing Garcia's as of December 30, 2001.

                     COMPANY-OWNED RESTAURANTS
                                                  NO. OF
         STATE                                     UNITS
         -----                                    -------
         Arizona(1)............................       9
         California............................       1
         Colorado..............................       1
         Idaho.................................       1
         Missouri..............................       1
         Oklahoma..............................       3
         Utah..................................       1
                                                   ----
              Total............................      17
                                                   ====

         (1) Includes Bank One Ball Park Concession

                      FRANCHISED RESTAURANTS

                                                  NO. OF
         STATE                                     UNITS
                                                  ------
         Iowa...................................     1
                                                   ---
              Total.............................     1
                                                   ===

PEPPERONI GRILL

MENU

         Each Pepperoni Grill offers a menu that features a variety of Northern Italian entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light foods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant's atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill's signature bakery item is Tuscan Parmesan black pepper bread that is served with all entrees along with traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass.

RESTAURANT LOCATIONS

         Both Pepperoni Grill locations are in Oklahoma.

RESTAURANT OPERATIONS

MANAGEMENT AND EMPLOYEES

         Responsibility for the Company's restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who, in turn, report to the respective Regional Vice-Presidents of Operations for Garfield's, Garcia's and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 53 employees, approximately 72% of who are part-time.

         Regional VP's of Operations, Area Directors of Operations as well as restaurant general managers and associate managers are eligible for cash and stock bonuses, travel incentives, professional training and attendance at industry conferences. Receipt of these incentives is based on reaching restaurant performance objectives. The Company's hourly employees are eligible for performance-based awards for superior service to the Company and its guests. Employee awards can include travel incentives, gift certificates, plaques and Company memorabilia. Most employees other than restaurant management and corporate management are compensated on an hourly basis.

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

ADVERTISING AND MARKETING

         Marketing at Eateries Inc. is focused on enhancing the guest experience in all of our concepts. The Company develops marketing plans to improve guest satisfaction in the areas of food, value and service. We offer a broad range of products our guests' desire while striving to deliver the food in a fast, friendly manner. Utilizing multiple mediums such as television, local cable television, radio, outdoor and print advertising, we are able to deliver our messages to the guests in the most efficient way. Our restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their individual business. In markets where the Company shares a trade area with a franchisee, advertising cooperatives are utilized to maximize the Company's restaurant's visibility. Franchisees of Garfield's units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising, menu development and point-of-sale material to promote increased sales. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company's restaurants.

RESTAURANT REPORTING

         Financial controls are implemented through the use of computerized point of sales and management information systems. Sales reports and food, beverage and labor cost data are prepared and reviewed weekly for operational control. The Company has implemented new systems to streamline the flow of sales, payroll and accounts payable information and has continued to enhance these systems in 2001 and will continue in 2002.

MANAGEMENT INFORMATION SYSTEM

         The Company in a concerted effort to enhance its accounting and information systems hired Jaroslav Lajos as Director of Management Information Systems in 1999. Mr. Lajos has completed his class work at Oklahoma State University related to a PhD. in computer science, and is in the process of writing his thesis. Currently Mr. Lajos is designing, writing and implementing several new computer software programs designed to advance the Company with MIS technology in the future.

EXPANSION STRATEGY

         The Company's primary expansion emphasis is gradually shifting from constructing new Company-owned restaurants to franchise development.

         The Company has customarily opened Garfield's restaurants in regional malls principally throughout the eastern half of the United States. This mall-based expansion strategy for Garfield's reduced the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Restaurant construction within a mall typically required a lower investment than construction of a freestanding restaurant.

         The Company has developed a new prototype freestanding building for future franchise and Company owned freestanding locations. Management believes there are sufficient additional freestanding locations for its Garfield's concept, particularly with the large number of existing closed or failing competitor's buildings. It is Management's intention to continue the expansion of Garfield's through the development and construction of higher volumed freestanding locations. The Company maintains relationships with several leading real estate developers who provide the Company with an ongoing supply of potential locations for evaluation.

         The Company customarily opens Garcia's in freestanding and regional mall sites primarily in its core operating area in and around Phoenix, Arizona and Oklahoma City, Oklahoma. This strategy capitalizes on the strong reputation of the Garcia's concept in the Phoenix area and allowed the Company to expand closer to its Oklahoma base of operation.

         In 2001 Company also opened two new Garfield's in Pennsylvania and Alabama and two new Garcia's in Oklahoma and Missouri. In 2000, the Company opened one new Garfield's in Maryland and converted one Oklahoma mall-based Garfield's to a freestanding location. The Company also opened two mall-based Garcia's in Oklahoma. Additionally, one franchised location opened in 2000 in Indiana.

         Because of its commitment to supporting franchise openings, the Company doesn't expect to develop or open any other company owned restaurants in 2002. The Company expects approximately 4 franchised Garfield's will be opened in 2002.

FRANCHISE OPERATIONS

GENERAL TERMS

         As of December 30, 2001, seven franchised Garfield's were operating pursuant to agreements granted by the Company. The typical Garfield's franchise agreement provides for (i) the payment of an initial franchise fee of $30,000 and a monthly continuing royalty fee of 4.0% of gross sales with a minimum fee of $3,000 per month; (ii) the payment of 1/2% of gross sales to the Garfield's Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term is for ten years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company's typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

         As of December 30, 2001, there was one licensed Garcia's restaurants. The license agreement provides for the monthly payment of continuing royalties of 1.5% of gross sales.

FUTURE FRANCHISE DEVELOPMENT

         In 1999, the Company hired Laurence Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee's International, Inc. The Company finalized a new franchise program and updated franchise and development agreements for Garfield's Restaurant and Pubs. The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) was registered nationally in 2000, and since registration the Company has aggressively pursued franchise development.

         In 2000 the Company began its aggressive marketing of franchises under the UFOC registered during the year. The Company signed commitments for forty-six and twenty-five franchise restaurants in 2001 and 2000, respectively. One new freestanding franchise restaurant was opened in October 2000. The forty-six franchise restaurants committed to in 2001 included thirty-five in Indiana, ten in Nevada and one in Florida. The twenty-five franchise restaurants committed to during 2000 include twelve in Florida, ten in Nebraska and three in Indiana.

         During 2001, the Company developed plans for two prototypes for Garfield's freestanding units.

FRANCHISE REVENUE DATA

The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated:

                                                 2001             2000             1999
                                               --------         --------         --------
Initial franchise fees                         $218,000         $161,000         $ 35,000
Continuing royalties                            323,000          274,000          282,000
                                               --------         --------         --------
   Total                                       $541,000         $435,000         $317,000
                                               ========         ========         ========

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

EMPLOYEES

         As of December 30, 2001, the Company employed 3,977 individuals, of whom 271 were management or administrative personnel (including 222 who were restaurant managers or trainees) and 3,706 were employed in non-management restaurant positions. As of this date, the Company employed 260 persons on a salaried basis and 3,717 persons on an hourly basis. Each restaurant employs an average of 53 people.

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

SEASONALITY

         With 52 of the 67 Company-owned restaurants located in regional malls as of December 30, 2001, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales and profits in the Company's fourth and first fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

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

         Approximately 13% of the Company's food and beverage revenues in 2001 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

ITEM 2.  PROPERTIES

         All of the Company's facilities are occupied under leases. The majority of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company's sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:

                                                                           NO. OF
             YEAR LEASE TERM EXPIRES                                     FACILITIES
             -----------------------                                     ----------
             2003-2004........................................               7
             2005-2006........................................               17
             2007-2008........................................               13
             2009-2010........................................               15
             2011-2012........................................               11
             2012-2013........................................               2
             2014 and beyond..................................               2

ITEM 3. LEGAL PROCEEDINGS

         In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia's in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney's fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount, bringing the total to approximately $8,405,000 plus attorneys fees and costs. As of December 30, 2001, approximately $516,000 was included in accounts receivable for reimbursement of legal fees and was subsequently paid to the Company related to the suit. No amounts related to actual damages have been included in Consolidated Statements of Income. As of the date of this report, the case is currently in appeal by both parties.

         The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively will materially impair the Company's financial and operational condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during its fourth fiscal quarter of 2001.

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

                                                        Low         High
                                                        ---         ----
1999
First Quarter..................................        $3.75        $6.31
Second Quarter.................................         3.13         4.16
Third Quarter..................................         2.75         4.00
Fourth Quarter.................................         2.03         3.13

2000
First Quarter..................................        $2.25        $3.63
Second Quarter.................................         2.50         4.44
Third Quarter..................................         3.88         4.79
Fourth Quarter.................................         2.00         4.16

2001
First Quarter..................................        $1.93        $3.88
Second Quarter.................................         2.48         3.45
Third Quarter..................................         2.30         4.05
Fourth Quarter.................................         1.57         2.70

2002
First Quarter (March 25) ......................        $2.25        $3.55

         On February 27, 2002, the Company's stock transfer agent reported that the Company's common stock was held by 181 holders of record. However, management believes there are in excess of 1,000 beneficial owners of the Company's common stock.

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

                                                                2001        2000(3)      1999        1998       1997
Income Statement Data:
Revenues:
     Food and beverage sales ...............................  $  98,324   $ 103,480   $  93,846   $  88,190   $  62,851
     Franchise fees and royalties ..........................        541         435         319         358         268
     Other income ..........................................        618         690         413         637         423
          Total revenues ...................................     99,483     104,605      94,578      89,185      63,542
Costs and Expenses:
     Costs of sales ........................................     26,846      28,319      25,841      24,261      17,840
     Operating expenses ....................................     61,727      63,473      57,779      53,824      36,795
     Pre-opening costs .....................................        592         790         691         535         279
     General and administrative expenses ...................      5,835       5,806       5,968       5,548       4,049
      Provision for impairment of long-lived assets ........        339         340         300          41          85
      Depreciation and amortization ........................      4,245       3,889       3,377       2,964       2,216
      Interest expense .....................................        986         974         776         410         310
           Total costs and expenses ........................    100,570     103,591      94,732      87,583      61,574
Income(loss) before provision (benefit) for
  income taxes .............................................     (1,087)      1,014        (154)      1,602       1,968

Provision for (benefit from) income taxes ..................       (407)        103        (116)        419         569
Net income (loss) ..........................................  $    (679)  $     911   $     (38)  $   1,183   $   1,399

Net income (loss) per common share .........................  $   (0.23)  $    0.30   $   (0.01)  $    0.30   $    0.36

Net income (loss) per common share assuming
dilution ...................................................  $   (0.23)  $    0.29   $   (0.01)  $    0.28   $    0.35

Weighted average common shares .............................      2,961       3,044       3,151       3,942       3,869
Weighted average common shares
      assuming dilution ....................................      2,961       3,145       3,151       4,177       3,988

Balance Sheet Data (at end of period):
      Working capital (deficit) ............................  $  (8,480)  $ (11,039)  $  (8,320)  $  (3,360)  $  (4,844)
      Total assets .........................................  $  30,256   $  33,102   $  31,090   $  25,820   $  29,775
      Long-term debt obligations ...........................  $   8,682   $   8,440   $   9,092   $   3,409   $   7,637
      Stockholders' equity .................................  $   7,216   $   8,099   $   7,319   $  12,451   $  10,993

Other Data:
     Cash provided by operating activities .................  $   1,365   $   5,354   $   7,497   $   2,945   $   4,977
     Cash (used in) provided by investing activities .......  $  (1,323)  $  (6,338)  $  (7,516)  $   1,566   $ (11,182)
     Cash (used in) provided by financing activities .......  $      81   $    (383)  $     964   $  (4,545)  $   6,841
     Earnings before interest, taxes, depreciation and
        amortization (EBITDA)(1) ...........................  $   4,144   $   5,877   $   4,000   $   4,977   $   4,493
     System-wide sales(2) ..................................  $ 106,843   $ 112,217   $ 102,665   $  98,923   $  71,133

(1) EBITDA is calculated by adding the following to GAAP net income: interest expense, provision/benefit for income taxes and depreciation and amortization. EBITDA is not a calculation provided by GAAP and similarly is not an alternative to operating income or net income and is not a measure of liquidity. Additionally, EBITDA may be calculated differently by other companies sharing the same industry as Eateries, Inc.

(2) System-wide sales include annual Company sales and annual sales as reported to the Company by its franchisees and licensees. Franchisee and licensee gross sales are not included in revenues in the consolidated financial statements and are not GAAP revenue for Eateries, Inc.

(3) Included 53rd week of operations for the fiscal year ended December 31, 2000.

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

INTRODUCTION

         As of December 30, 2001, the Company owned and operated 67 (48 Garfield's, 17 Garcia's, 2 Pepperoni Grills) and franchised or licensed 7 (6 Garfield's and 1 Garcia's) restaurants. The Company currently has no Garfield's or Garcia's in development. As of the date of this report, the entire system includes 67 (48 Garfield's, 17 Garcia's, 2 Pepperoni Grills) Company-owned restaurants and 7 (6 Garfield's and 1 Garcia's) franchised or licensed restaurants.

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

         The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

                                                                                    Fiscal Year
                                                                   ----------------------------------------
                                                                      2001            2000          1999
                                                                   -----------    -----------   -----------
INCOME STATEMENT DATA:
Revenues:
    Food and beverage sales .....................................         98.9%          98.9%         99.2%
    Franchise fees and royalties ................................          0.5            0.4           0.3
    Other income ................................................          0.6            0.7           0.5
                                                                   -----------    -----------   -----------
                                                                         100.0          100.0         100.0
                                                                   -----------    -----------   -----------
Costs and Expenses:
    Costs of sales(1) ...........................................         27.3           27.4          27.5
    Operating expenses(1) .......................................         62.8           61.3          61.6
    Pre-opening costs(1) ........................................          0.6            0.8           0.7
    General and administrative expenses .........................          5.9            5.6           6.3
    Provision for impairment of long-lived assets ...............          0.3            0.3           0.3
    Depreciation and amortization(1) ............................          4.3            3.8           3.6
    Interest expense ............................................          1.0            0.9           0.8
                                                                   -----------    -----------   -----------

Income before provision for (benefit from) income taxes .........         (1.1)           1.0         (0.02)

Provision for (benefit from) income taxes .......................         (0.4)           0.1         (0.01)
                                                                   -----------    -----------   -----------
Net income (loss) ...............................................         (0.7)%          0.9%        (0.01)%
                                                                   ===========    ===========   ===========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
   Company restaurants ..........................................  $    98,324    $   103,480   $    93,846
   Franchise restaurants ........................................        8,515          8,737         8,819
                                                                   -----------    -----------   -----------
      Total .....................................................  $   106,843    $   112,217   $   102,665
                                                                   ===========    ===========   ===========
Number of restaurants (at end of period):
   Company restaurants ..........................................           67             69            69
   Franchise restaurants ........................................            7              8             9
                                                                   -----------    -----------   -----------
          Total .................................................           74             77            78
                                                                   ===========    ===========   ===========

(1) As a percentage of food and beverage sales.

IMPACT OF SEASONALITY

         The concentration of restaurants in regional malls, where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. However, as a result of the acquisition of 17 freestanding Mexican restaurants from Famous, Company revenues and profits have been slightly less affected by seasonality. The following table presents the Company's revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 2001, 2000 and 1999.

                                                                            FISCAL QUARTERS
                                                         -------------------------------------------------------
                                                            1ST        2ND         3RD         4TH      ANNUAL
                                                         ---------  ---------   ---------   ---------  ---------
                                                                (In thousands except per share amounts)
2001:
           Revenues ...................................  $  25,867  $  23,655   $  23,559   $  26,403  $  99,483
           Net income (loss) ..........................         22       (661)       (468)        428       (679)
           Net income (loss) per common share .........       0.01      (0.22)      (0.16)       0.14      (0.23)
           Net income (loss) per common share
                assuming dilution .....................       0.01      (0.22)      (0.16)       0.14      (0.23)
           Weighted average common shares .............      3,092      2,958       2,959       2,959      2,961
           Weighted average common
                shares assuming dilution ..............      3,412      2,958       2,959       2,960      2,961
           Pre-opening costs ..........................  $     261  $      69   $      99   $     163  $     592
           Number of Company units at
                end of period .........................         66         65          67          67         67
           Company restaurant operating
                weeks .................................        866        857         852         867      3,442
           Sales per Company restaurant
                operating week ........................  $      30  $      28   $      28   $      30  $      29

2000:
           Revenues ...................................  $  25,108  $  24,797   $  25,069   $  29,631  $ 104,605
           Net income (loss) ..........................        324       (181)       (249)      1,017        911
           Net income (loss) per common share .........       0.11      (0.06)      (0.08)       0.33       0.30
           Net income (loss) per common share
                assuming dilution .....................       0.10      (0.06)      (0.08)       0.32       0.29
           Weighted average common shares .............      2,997      3,004       3,011       3,055      3,044
           Weighted average common
                shares assuming dilution ..............      3,094      3,004       3,011       3,156      3,145
           Pre-opening costs ..........................  $     209  $     311   $     127   $     143  $     790
           Number of Company units at
                end of period .........................         69         71          71          69         69
           Company restaurant operating
                weeks .................................        884        907         923       1,004      3,718
           Sales per Company restaurant
                operating week ........................  $      28  $      27   $      26   $      29  $      28

1999:
           Revenues ...................................  $  23,074  $  22,887   $  23,216   $  25,401  $  94,578
           Net income (loss) ..........................        247       (336)       (518)        569        (38)
           Net income (loss) per common share .........       0.07      (0.11)      (0.18)       0.19      (0.01)
           Net income (loss) per common share
                assuming dilution .....................       0.07      (0.11)      (0.18)       0.19      (0.01)
           Weighted average common shares .............      3,519      2,938       2,997       2,996      3,151
           Weighted average common
                shares assuming dilution ..............      3,725      2,938       2,997       3,008      3,151
           Pre-opening costs ..........................  $      99  $     183   $     342   $      67  $     691
           Number of Company units at
                end of period .........................         64         66          68          69         69
           Company restaurant operating
                weeks .................................        828        854         872         893      3,447
           Sales per Company restaurant
                operating week ........................  $      28  $      26   $      26   $      28  $      27

FISCAL YEARS 2001, 2000, AND 1999

         The Company's fiscal year 2001 was highlighted by the judgment received against J.R. Simplot Co., which awarded $6,551,000 in damages plus legal fees and expenses. Subsequent to year-end, the Company's motion to reconsider the calculation of the judgment was granted and the Company was awarded an additional $1,854,000, bringing the total award to $8,405,000. Additionally, subsequent to year-end, the Company was awarded and received $516,000 for legal fees and costs. The Company's diligent and aggressive handling of this matter resulted in a favorable result and outlook for the Company's future. Although, the matter is currently in appeal by both parties, the Company intends to aggressively pursue its legal options until a judgment award is collected.

RESULTS OF OPERATIONS

         The Company's results of operations for the year ended December 30, 2001 decreased over prior year. The Company had increases in same store sales over prior year, however the sales, closing and disposition of ten restaurants since December 2000 and the opening of only four additional units, has resulted in a decrease in food and beverage sales. During 2001, the Company focused on improving its restaurant inventory, by selling, closing or disposing of locations that were either not profitable, not in favorably concentrated market locations or did not provide enough cash flow to substantiate the renewal of the lease term. The Company continued to its focus on training, continuing to improve the quality of food preparation and customer service in all locations. This focus resulted in greater repeat business in 2001 and management anticipates this trend to continue in 2002. Additionally, the Company is maintaining the focus it began in 1999 to grow its franchise business. As a result, the Company experienced growth through its campaign to recruit additional franchisees, opening one new franchise location in 2000 and signing agreements for additional 46 units in 2001 and 25 units in 2000. The Company also experienced slightly better food and labor costs, despite increasing wages and liquor costs throughout its territories. This is primarily due to increased same store sales and higher check averages. The Company successfully opened one freestanding Garfield's location in 2001, which experienced higher sales as opposed to its normal mall based volumes. During the third and fourth quarters of 2000, the Company began to experience substantial increases in utility expenses. In some markets the increase was as much as 40% and has continued in 2001, which negatively impacted the Company's results of operations. Additionally, increasing property and health insurance costs as well as legal fees, also negatively impacted operational results. However, management believes that its current restaurant inventory as of December 30, 2001 is stronger than in prior years and will provide a base for overall financial improvement.

REVENUES

         Revenues for the year ended December 30, 2001, decreased 4.9% over the revenues reported for the year ended December 31, 2000. Revenues for the year ended December 31, 2000, increased 10.6% over the revenues reported for the year ended December 26, 1999. These fluctuations are mainly due to restaurant openings, acquisitions, sales, closings and dispositions throughout the three fiscal years.

         The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating week were as follows:

                                                                      2001               2000               1999
                                                                     -------            -------            -------
Garfield's:
Number of Company restaurants at year end................                 48                 50                 49
Number of Company restaurant operating weeks.............              2,516              2,629              2,475
Average sales per Company restaurant operating
     Week................................................             27,917             26,649             25,528

Garcia's:(1)
Number of Company restaurants at year end................                 16                 17                 14
Number of Company restaurant operating weeks.............                822                825                763
Average sales per Company restaurant operating
     Week................................................             28,988             29,910             30,637

ROMA Foods:(2)
Number of Company restaurants at year end................                  2                  2                  5
Number of Company restaurant operating weeks.............                104                265                209
Average sales per Company restaurant operating
     Week................................................             35,132             30,893             32,107

All Concepts(3):
Number of Company restaurants at year end................                 67                 69                 68
Number of Company restaurant operating weeks.............              3,442              3,719              3,447
Average sales per Company restaurant operating
     Week................................................             28,390             27,675             27,058

(1) Includes Casa Lupita (for 1999 only) and Carlos Murphy's; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

(2) Includes Pepperoni Grill, Bellini's and Tommy's; the two Bellini's and Tommy's were acquired in May 2000 and sold December 2001.

(3) Includes Garfield's, Pepperoni Grill, Bellini's, Tommy's, Garcia's, Carlos Murphy's and Casa Lupita; excludes the Garcia's concession operation at the BankOne Ball Park in Phoenix, Arizona.

      A summary of sales and costs of sales expressed as a percentage of sales are listed below for the fiscal years:

                                      2001             2000              1999
                                     -------          -------           -------
Sales:
   Food .................             87.0%             86.5%             86.0%
   Beverage .............             13.0%             13.5%             14.0%
                                     -----             -----             -----
      Total .............            100.0%            100.0%            100.0%
                                     =====             =====             =====
Costs of Sales:
   Food .................             27.8%             27.6%             28.1%
   Beverage .............             24.1%             25.8%             23.8%
                                     -----             -----             -----
      Total .............             27.3%             27.4%             27.5%
                                     =====             =====             =====

         Average weekly sales per unit for Garfield's were $27,917 during 2001 compared to $26,649 during 2000. The 2001 per unit weekly sales increased by $1,268 or 4.8% from 2000 levels. Garfield's units continue to have strong performance and increased same store sales over prior years due to concentrated marketing strategies and new menu items. Average weekly sales per unit for Garcia's were $28,988 during 2001 versus $29,910 in 2000. Garcia's 2001 average weekly sales per unit decreased $922 or 3.1%. This decrease is mainly attributable to the opening of two mall-based restaurants each in 2001 and 2000, which have lower sales volumes than freestanding locations.

         Average weekly sales per unit for Garfield's were $26,649 during 2000 compared to $25,528 during 1999. The 2000 per unit weekly sales increased by $1,121 or 4.4% from 1999 levels. The increase was primarily due to the introduction of a new menu design, a successful television advertising campaign, the success of continued radio and newspaper advertising and the implementation of a mall employee rewards program in selected locations. Average weekly sales per unit for Garcia's were $29,910 during 2000 versus $30,637 in 1999. The Company's Garcia's units were negatively impacted by negative publicity related to a vendor contaminated product problem in the Phoenix,

Arizona market during the third quarter of 1998. Aggressive advertising was unable to bring the average unit volumes to historical levels. In addition, aggressive discounting to assist in attempting to bring back sales resulted in lower unit profitability.

         Continuing royalties were $323,000 in 2001, $274,000 in 2000 and $282,000 in 1999. The increase in 2001 from 2000 is a result of the higher volumed franchised locations and the opening of one additional unit in October 2000.

         Other income during 2001 was $618,000 compared to $690,000 in 2000 and $413,000 in 1999. The increase in 2000 as compared to 1999 is primarily due to banquet and audio/video rental income in the Tempe, Arizona Garcia's in an Embassy Suites Hotel.

During 2001, 2000 and 1999 Other Income consisted of the following:

                                           2001             2000               1999
                                         ---------        ---------          ---------
Vending                                  $159,000         $125,000           $169,000
Audio/Video Rental                         66,000          112,000                ---
Banquet Rental                             46,000           55,000                ---
Other Rental                               50,000           60,000             63,000
Marketing Fund Revenues                    43,000           39,000             33,000
Interest                                   31,000           38,000             28,000
Merchandise Sales                          15,000           31,000             20,000
Miscellaneous                             208,000          230,000            100,000
                                         --------         --------           --------
Total                                    $618,000         $690,000           $413,000
                                         ========         ========           ========

COSTS AND EXPENSES

         The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                               2001     2000     1999
                               ----     ----     ----
Garfield's:
   Costs of sales ...........  27.6%    27.5%    27.9%
   Labor costs ..............  28.6%    28.3%    28.8%
                               ----     ----     ----
       Total ................  56.2%    55.8%    56.7%
                               ====     ====     ====

Garcia's (1):
   Costs of sales ...........  26.6%    26.3%    25.6%
   Labor costs ..............  30.0%    31.5%    29.7%
                               ----     ----     ----
       Total ................  56.6%    57.8%    55.3%
                               ====     ====     ====

Pepperoni Grill (2)
   Costs of sales ...........  26.7%    29.7%    30.6%
   Labor costs ..............  28.8%    30.4%    30.5%
                               ----     ----     ----
       Total ................  55.5%    60.1%    61.1%
                               ====     ====     ====

All Concepts (3):
   Costs of sales ...........  27.3%    27.4%    27.5%
   Labor costs ..............  29.0%    29.3%    29.1%
                               ----     ----     ----
       Total ................  56.3%    56.7%    56.6%
                               ====     ====     ====

(1) Includes Casa Lupita (for 1999 only) and Carlos Murphy's.

(2) Includes Bellini's and Tommy's, which were purchased in May 2000 and sold in December 2001.

(3) Includes Garfield's, Garcia's, Pepperoni Grill, Bellini's, Tommy's, Carlos Murphy's and Casa Lupita (for 1999 only).

         Garfield's costs of sales as a percentage of food and beverage sales increased in 2001 to 27.6% from 27.5% in 2000 and decreased from 27.9% in 1999 from 2000. Garcia's costs of sales as a percentage of food and beverage sales increased to 26.6% in 2001 from 26.3% in 2000 and 25.6% in 1999. This increase is primarily due to high liquor costs and lower vendor rebates. Pepperoni Grill cost of sales as a percentage of sales decreased in 2001 to 26.7% from 29.7% in 2000. This decrease was due to the sale of Bellini's and Tommy's in December 2000 which had higher cost of sales due to its product mix.

         Garfield's labor costs as a percentage of food and beverage sales increased in 2001 to 28.6% from 28.3% in 2000, which decreased from 28.8% in 1999. The increase in 2001 was primarily due to increased kitchen labor and restaurant level management salaries and incentive compensation. This decrease in 2000 is primarily due to lower turnover in most markets. Labor costs for Garcia's as a percentage of food and beverage sales decreased to 30.0% in 2001 from 31.5% in 2000, which increased from 29.7% in 1999. Labor costs for Pepperoni Grill decreased in 2001 to 28.8% of food and beverage sales compared to 30.4%% in 2000. This again was mainly due to the sale of Bellini's and Tommy's in December 2000, which carried higher labor costs.

         Operating expenses (which include labor costs) as a percentage of food and beverage sales were 62.8% in 2001, 61.3% in 2000, and 61.6% in 1999. The increase in operating expenses as a percentage of food and beverage sales in 2001 compared to 2000 due primarily to increased utility and health and property insurance costs.

PRE-OPENING COSTS

         The Company expenses pre-opening costs as incurred. During each of the three years in the period ended December 30, 2001, the Company incurred and recognized as expense the following amounts for restaurant pre-opening costs relative to the corresponding number of restaurants opened:

                                                            2001        2000       1999
                                                           --------   --------   --------
Total pre-opening costs .................................  $592,000   $790,000   $691,000
Restaurants opened ......................................         4          6          5
Average pre-opening costs per restaurant opened .........  $148,000   $131,667   $138,200
Total pre-opening costs as a percentage of food
      and beverage sales ................................       0.6%       0.8%       0.7%

              The increase in average pre-opening costs between 2001 and 2000 is due to a delay in the opening of one Garcia's unit in the first quarter of 2000. The decrease in average pre-opening cost between 2000 and 1999 is primarily due to better coordinated training programs for new store openings, which lower initial per-opening labor costs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased as a percentage of total revenues to 5.9% in 2001 from 5.6% in 2000 as compared to 6.3% in 1999. The lower absolute levels of general and administrative expenses from 1999 to 2001 and 2000 are related primarily to the Company's ability to increase revenues without incurring large corresponding addition to personnel costs. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years. The slight increase in 2001 from 2000 is due to an increase in one-time legal fees during the year.

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

         Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, costs of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 1999, 2000 and 2001, as well as the possible rent reductions, deferrals, and other negotiated concessions from landlords. Actual results could vary materially from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

         During 2001, the Company recorded a $339,000 provision for impairment of long-lived assets related to five locations. During 2000, the Company recorded a $340,000 provision for impairment of long-lived assets related to three locations, and during 1999 the Company recorded a $300,000 provision for impairment of long-lived assets related to four locations.

         In the normal course of business, management performs a regular review of the strength of its operating assets. It is management's plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it considers in the best long-term interest of the Company's shareholders.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense increased in 2001 to $4,245,000 (4.3% of food and beverage sales) compared to $3,889,000 (3.8% of food and beverage sales) in 2000 and $3,378,000 (3.6% of food and beverage sales) in 1999. The increase in 2001 compared to 2000 is primarily attributable to the increase in net assets subject to depreciation and amortization in 2001 versus 2000 as the result of the opening of additional restaurants in 2001 and 2000. The increase in 2000 versus 1999 also relates principally to the increase in net assets subject to depreciation and amortization because of the opening of additional restaurants and the remodeling of existing restaurants. Additionally, unit economics of recent store developments are higher than those of many of the aging locations whose leases were not renewed.

INTEREST EXPENSE

         Interest expense during each of the three years in the period ended December 30, 2001, was $986,000 in 2001, $974,000 in 2000, and $776,000 in 1999.
Additionally, the Company has capitalized approximately $44,000, $71,000, and $47,000 of interest costs during 2001, 2000 and 1999, respectively. The increase in interest expense in 2000 compared to 1999 is attributable to an increase in the 2001 average borrowing balances under the Company's revolving credit agreements caused by the Company's aggressive program of building new Company owned units during 2000 and most of 2001.

INCOME TAXES

         The benefit for income taxes was $407,000 and $116,000 in 2001 and 1999, respectively. The provision for income tax was $103,000 for 2000.

         At December 30, 2001, the Company has recorded a benefit for its deferred tax assets of approximately $3,527,000. Management believes that $1,371,000 of the assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion, based on the historical trend of normal and recurring operating results, present store development and forecasted operating results, that it is more likely than not that the Company will realize the approximately $5,673,000 in the future taxable income necessary to recognize the net deferred tax assets not otherwise offset by reversing taxable temporary differences; net operating loss carry forwards do not begin to expire until 2003 and general business tax credits until 2009. Although management of the Company is not presently aware of any adverse matters, result of loss of market share, increased competition or other adverse general economic conditions, it intends to evaluate the realizability of the net deferred tax asset at least quarterly by assessing the need for a valuation allowance.

NET INCOME PER SHARE AMOUNTS

         Basic Earnings Per Share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,960,999, 3,044,195 and 3,151,279 in 2001, 2000 and 1999, respectively. EPS for 2001 and 1999 was anti-dilutive. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents to the extent such Common Stock equivalents are not anti-dilutive. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 2,960,999, 3,144,515 and 3,151,279 in 2001, 2000 and 1999,
respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 30, 2001, the Company's working capital ratio was .34 to 1 compared to .34 to 1 at December 31, 2000. As is customary in the restaurant industry, the Company has consistently operated with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For fiscal years 2001, 2000 and 1999, the Company's expenditures for capital improvements were $3,509,000, $8,876,000 and $7,918,000, respectively, which were funded out of cash flows from operating activities of approximately $1,368,000, $5,354,000 and $7,497,000, respectively, landlord finish-out allowances of approximately $1,302,000, $2,023,000 and $814,000 respectively, and borrowings under the Company's credit agreements.

         During 2001, the Company expects to continue to make expenditures for capital improvements to its existing and future locations. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements through 2001.

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

         In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. As of December 30, 2001, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000.

         In February 2000, the Company's Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. In connection with this transaction, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used for the stock purchase from the Sellers. The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit expires in March 2003 and initially bears interest at a floating rate of three month LIBOR plus 1.50% (initially 6.5%), which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with operating covenants and restrictions.

      Effective March 15, 2001, the Company entered into an overline of credit with a maximum draw amount of $1,000,000. This overline had a term of six months, which was extended to March 31, 2002 and initially bears interest at a rate equal to the greater of the national prime rate or 5.0%, payable monthly. No amounts were outstanding at December 30, 2001.

      In June 2001, the Company entered into a letter of credit with a financial institution in the amount of $250,000. The amount available under the Company's revolving credit facility is lowered by this amount at December 30, 2001.

LEASE COMMITMENTS

      The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2015. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 30, 2001, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

2002..............................................           $ 5,938,000
2003..............................................             5,824,000
2004..............................................             5,080,000
2005..............................................             4,465,000
2006..............................................             3,949,000
Thereafter........................................            13,080,000
                                                             -----------
Total minimum rental commitments..................           $38,336,000
                                                             ===========

STOCK PUT AGREEMENTS

         In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the decreased officers or members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The agreement calls for a calculation of the per share price payable by the company. The purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer. The Company expects the source of funding for this commitment to come from the proceeds of the key man life insurance policy for the respective officer.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of the date of this report, the Company has an available revolving line of credit in the amount of $7,000,000, as well as outstanding borrowings under a term loan of approximately $4,935,000. Both loans bear interest at floating rate of three-month LIBOR plus 2.5%. Thus, the Company is exposed to the risk of earnings losses due to increases in three-month LIBOR. To hedge its risk exposure to potential increases in three-month LIBOR, the Company has entered into an interest rate swap agreement with a bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the terms of the Company's credit facilities and interest rate swap agreement.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are included in a separate section of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         In accordance with General Instruction G(3), a presentation of information required in response to Items 10, 11, 12, and 13 will appear in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein by reference when filed.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of the report:

1.  Consolidated Financial Statements:

    Management's Responsibility for Financial Reporting
    Report of Independent Auditors
    Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000 Consolidated Statements of Income for each of the three years in the period ended December 30, 2001
    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 30, 2001
    Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2001 Notes to Consolidated Financial Statements

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

3.  Exhibits.

    The following exhibits are filed as part of Form 10-K and are identified by the numbers indicated:

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT
------                -----------------------

  3.1   Amended and Restated Articles of Incorporation.(1)

  3.2   Amendment to the Amended and Restated Articles of Incorporation.(2)

  3.3   Second Amendment to the Amended and Restated Articles of
        Incorporation.(11)

  3.4   Bylaws as amended.(1)

  3.5   Amendment to Bylaws.(11)

  4.1   Specimen Stock Certificate.(3)

 10.1 Employment Agreement between the Company and Vincent F. Orza, Jr., dated January 22, 2001.(12)

 10.2 Employment Agreement between the Company and James M. Burke, dated January 22, 2001.(12)

 10.3 Employment Agreement between the Company and Bradley L. Grow, dated January 1, 2001.(12)

 10.4 Lease Amendment dated May 1, 1999 between the Company and Great Places, L.L.C. for the lease of the Company's corporate office facilities in Edmond, Oklahoma.(12)

 10.5 Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield's franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years.(3)

 10.6 Form of Franchise Agreement for Garfield's and Garcia's dated March 20, 2000.(12)

 10.7 Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr.(5)

 10.8 Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke.(5)

 10.9   Employee Stock Purchase Plan dated June 15, 1994(6).

10.10 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994.(7)

10.11 Amendment to Amended and Restated Eateries, Inc. omnibus equity compensation plan.(11)

10.12 Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries.(8)

10.13 Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy's, Inc.(9)

10.14 Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy's, Inc.(9)

10.15 Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza, Jr. and the Company.(4)

10.16 Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company.(4)

10.17 Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners, L.P. and Microcap Partners L.P.(10)

10.18 Loan Agreement dated effective February 19, 1999, among Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B.(10)

10.19 Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B.(10)

10.20 Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B.(10)

10.21 Lease Amendment dated August 1, 1999 between the Company and Great Places of Shawnee L.L.C. for the lease of the Company's Garfield's Restaurant in Shawnee, Oklahoma.(12)

10.22 Loan Agreement Amendment dated September 30, 2000 between Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B.(13)

10.23 Amended Term Promissory Note dated September 30, 2000 between Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management, Inc. and Local Federal Bank, F.S.B.(13)

10.24 Amended Revolving Promissory Note in the principal amount of $6,000,000 dated September 30, 2000, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local Federal Bank, F.S.B.(13)

 21.1   Subsidiaries of Eateries, Inc.(12)

 23.1   Consent of Arthur Andersen LLP.

 99.0   Availability Opinion Confirmation.

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

(13) Filed as exhibit to registrant's Annual Report of Form 10-K Amendment No. 1 for fiscal year ended December 31, 2000 dated May 16, 2001 (File No. 0-14968) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  REGISTRANT:
                                                  EATERIES, INC.

         Date: March 29, 2002                     By: /s/ Vincent F. Orza, Jr.
              ---------------                         -------------------------
                                                      Vincent F. Orza, Jr.
                                                      Chief Executive Officer

         Date: March 29, 2002                     By: /s/ Bradley L. Grow
              ---------------                         -------------------------

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

         Date: March 29, 2002                     By: /s/ Vincent F. Orza, Jr.
              ---------------                         -------------------------
                                                      Vincent F. Orza, Jr.
                                                      Chairman of the Board
                                                      and Director

         Date: March 29, 2002                     By: /s/ James M. Burke
              ---------------                         -------------------------
                                                      James M. Burke
                                                      Assistant Secretary and
                                                        Director

         Date: March 29, 2002                     By: /s/ Edward D. Orza
              ---------------                         -------------------------
                                                      Edward D. Orza,
                                                      Director

         Date: March 29, 2002                     By: /s/ Patricia L. Orza
              ---------------                         -------------------------
                                                      Patricia L. Orza,
                                                      Secretary and Director

         Date: March 29, 2002                     By: /s/ Thomas F. Golden
              ---------------                         -------------------------
                                                      Thomas F. Golden,
                                                      Director

         Date: March 29, 2002                     By: /s/ Philip Friedman
              ---------------                         -------------------------
                                                      Philip Friedman,
                                                      Director

         Date: March 29, 2002                     By: /s/ Larry Kordisch
              ---------------                         -------------------------
                                                      Larry Kordisch,
                                                      Director

                         EATERIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              Page
                                                                              ----
Management's Responsibility for Financial Reporting.........................   F-1

Report of Independent Auditors..............................................   F-2

Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000...   F-3

Consolidated Statements of Income for each of the three years in the
      period ended December 30, 2001........................................   F-4

Consolidated Statements of Stockholders' Equity for each of the three years
      in the period ended December 30, 2001.................................   F-5

Consolidated Statements of Cash Flows for each of the three years in the
      period ended December 30, 2001........................................   F-6

Notes to Consolidated Financial Statements..................................   F-7

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

         The Board of Directors of Eateries, Inc. have engaged Arthur Andersen LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 2001 consolidated financial statements. Their report is included on the following page.



/s/ Vincent F. Orza, Jr.
------------------------
Vincent F. Orza, Jr.
Chairman and
Chief Executive Officer



/s/ Bradley L. Grow
-------------------
Bradley L. Grow
Vice President
Chief Financial Officer



February 27, 2002

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma



         We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiaries (an Oklahoma Corporation) as of December 30, 2001 and December 31, 2000 and the related consolidated statements of income, stockholders' equity and other comprehensive income and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 30, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.



                               ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
February 27, 2002

                         EATERIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 30,   December 31,
                                                                                     2001           2000
                                                                                 ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                   $    999,533   $    875,892
     Receivables:
            Franchisees                                                                37,956        156,538
            Insurance refunds                                                         191,463             --
            Vendor rebates                                                            253,616        537,250
            Other                                                                     894,983        562,735
     Deferred income taxes (Note 9)                                                   362,633        447,612
     Inventories                                                                      958,354      1,010,631
     Prepaid expenses and deposits                                                    706,306      1,585,384
                                                                                 ------------   ------------
                   Total current assets                                             4,404,874      5,176,042
Property and equipment, at cost:
     Land and buildings                                                               338,800        838,800
     Furniture and equipment                                                       18,170,963     19,775,204
     Leasehold improvements                                                        36,116,489     38,092,084
     Assets under capital leases                                                           --        123,430
                                                                                 ------------   ------------
                                                                                   54,626,252     58,829,518
     Less: Landlord finish-out allowances                                          17,459,166     18,327,050
                                                                                 ------------   ------------
                                                                                   37,167,086     40,502,468
     Less: Accumulated depreciation and amortization                               15,935,445     16,773,112
                                                                                 ------------   ------------
                   Net property and equipment                                      21,231,641     23,729,356
Deferred income taxes (Note 9)                                                      1,796,378        714,265
Goodwill, net                                                                       2,055,620      2,238,276
Other assets                                                                          767,956        819,842
                                                                                 ------------   ------------
                                                                                 $ 30,256,470   $ 32,677,781
                                                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $  7,736,379   $  8,540,398
     Accrued liabilities:
              Compensation                                                          1,542,262      2,771,953
              Taxes, other than income                                                831,125      1,081,659
              Other                                                                 1,717,707      1,600,741
     Current portion of long-term obligations (Note 6)                              1,228,571      1,348,571
                                                                                 ------------   ------------
                        Total current liabilities                                  13,056,043     15,343,322
Deferred credit                                                                       998,509        535,352
Other liabilities                                                                     303,625        260,325
Long-term obligations, net of current portion (Note 6)                              8,682,486      8,439,744
Commitments and contingencies (Note 5 and 12)
                                                                                 ------------   ------------
                        Total Liabilities                                          23,040,663     24,578,743
                                                                                 ------------   ------------

Stockholders' equity (Note 10):
     Preferred stock, $.002 par value, none outstanding                                    --             --
     Common stock, $.002 par value, 4,521,914 and 4,468,265 shares outstanding at December 30, 2001 and December 31, 2000,
            respectively                                                                9,044          8,937
     Additional paid-in capital                                                    10,370,359     10,264,218
     Accumulated other comprehensive income (loss), net of tax                       (171,000)            --
     Retained earnings                                                              4,330,646      5,009,906
                                                                                 ------------   ------------
                                                                                   14,539,049     15,283,061
     Treasury stock, at cost 1,521,597 and 1,454,097 shares at
            December 30, 2001 and December 31, 2000, respectively                  (7,323,242)    (7,184,023)
                                                                                 ------------   ------------
                        Total stockholders' equity                                  7,215,807      8,099,038
                                                                                 ------------   ------------
                                                                                 $ 30,256,470   $ 32,677,781
                                                                                 ============   ============


See accompanying notes

                         EATERIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   December 30,    December 31, December 26,
                                                                       2001           2000          1999
                                                                   ------------   ------------  ------------
Revenues:
     Food and beverage sales ....................................  $ 98,324,145   $103,479,815  $ 93,846,076
     Franchise fees and royalties ...............................       541,196        435,381       319,422
     Other ......................................................       617,633        689,791       412,676
                                                                   ------------   ------------  ------------
               Total revenues ...................................    99,482,974    104,604,987    94,578,174

Costs of sales ..................................................    26,845,855     28,318,905    25,840,737
                                                                   ------------   ------------  ------------
                                                                     72,637,119     76,286,082    68,737,437
                                                                   ------------   ------------  ------------

Operating expenses (Note 7) .....................................    61,727,252     63,472,674    57,778,851
Pre-opening costs (Note 2) ......................................       592,000        790,000       691,000
General and administrative expenses .............................     5,835,170      5,805,974     5,968,157
Provision for impairment of long-lived assets (Note 8) ..........       338,695        340,000       300,000
Depreciation and amortization ...................................     4,245,198      3,889,419     3,377,569
Interest expense ................................................       985,759        974,190       776,171
                                                                   ------------   ------------  ------------
                                                                     73,724,074     75,272,257    68,891,748
                                                                   ------------   ------------  ------------

Income (loss) before income taxes ...............................    (1,086,955)     1,013,825      (154,311)

Provision for (benefit from) income taxes (Note 9) ..............      (407,695)       102,957      (116,171)
                                                                    ------------  ------------  ------------

Net income (loss) ...............................................  $   (679,260)  $    910,868  $    (38,140)
                                                                   ============   ============  ============


Net income (loss) per common share (Note 11) ....................  $      (0.23)  $       0.30  $      (0.01)
                                                                   ------------   ------------  ------------

Net income per common share assuming dilution (Note 11) .........  $      (0.23)  $       0.29  $      (0.01)
                                                                   ============   ============  ============


See accompanying notes.

                         EATERIES, INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME


                                                    OTHER              COMMON STOCK                 TREASURY STOCK
                                                COMPREHENSIVE   ---------------------------   ----------------------------
                                                INCOME (LOSS)     ISSUED          AMOUNT         SHARES          AMOUNT
                                                -------------   ------------   ------------   ------------    ------------

Balance, December 27, 1998 ..................             --       4,347,020   $      8,694        384,015    $ (1,758,413)

Issuance of common stock:
     Exercise of stock options ..............             --          30,255             60             --              --
     Employee stock purchase plan ...........             --          30,790             62             --              --
Tax benefit from the exercise of
     non-qualified stock options ............             --              --             --             --              --
Treasury stock acquired (Note 10) ...........             --              --             --      1,095,662      (5,634,318)
Treasury stock issued for acquisition .......             --              --             --        (99,278)        496,010
Net loss ....................................             --              --             --             --              --
                                                ------------    ------------   ------------   ------------    ------------
Other Comprehensive Income ..................             --
Balance, December 26, 1999 ..................                      4,408,065   $      8,816      1,380,399    $ (6,896,721)

Issuance of common stock:
    Exercise of stock options ...............             --          37,030             74             --              --
    Employee stock purchase plan ............             --          23,170             47             --              --
Tax benefit from the exercise of
  non-qualified stock options ...............             --              --             --             --              --
Treasury stock acquired (Note 10) ...........             --              --             --         10,070         (56,650)
Treasury stock acquired from sale of
  assets ....................................             --              --             --         63,328        (230,652)
Net income ..................................             --              --             --             --              --
                                                ------------    ------------   ------------   ------------    ------------
Other Comprehensive Income ..................             --
Balance, December 31, 2000 ..................                      4,468,265   $      8,937      1,454,097    $ (7,184,023)

Issuance of common stock:
    Exercise of stock options ...............             --          14,397             29             --              --
    Employee stock purchase plan ............             --          39,252             78             --              --
Tax benefit from the exercise of
  non-qualified stock options ...............             --              --             --             --              --
Treasury stock acquired (Note 10) ...........             --              --             --         67,500        (139,219)
Derivatives marked to market, net of
  tax (Note 2) ..............................       (171,000)             --             --             --              --
Net loss ....................................       (679,260)             --             --             --              --
                                                ------------    ------------   ------------   ------------    ------------
Other comprehensive income (loss) ...........   $   (850,260)
Balance, December 30, 2001 ..................                      4,521,914   $      9,044      1,521,597    $ (7,323,242)
                                                ============    ============   ============   ============    ============


                                                                 ACCUMULATED
                                                 ADDITIONAL         OTHER
                                                  PAID-IN       COMPREHENSIVE     RETAINED
                                                  CAPITAL       INCOME (LOSS)     EARNINGS          TOTAL
                                                ------------    -------------   ------------    ------------

Balance, December 27, 1998 ..................   $  9,952,216              --    $  4,248,487    $ 12,450,984

     Issuance of common stock:
     Exercise of stock options ..............         58,319              --              --          58,379
     Employee stock purchase plan ...........         73,544              --              --          73,606
Tax benefit from the exercise of
  non-qualified stock options ...............         30,000              --              --          30,000
Treasury stock acquired (Note 10) ...........             --              --              --      (5,634,318)
Treasury stock issued for acquisition .......             --              --        (111,309)        384,701
Net loss ....................................             --              --         (38,140)        (38,140)
                                                ------------    ------------    ------------    ------------
Other Comprehensive Income
Balance, December 26, 1999 ..................   $ 10,114,079              --    $  4,099,038    $  7,325,212

Issuance of common stock:
    Exercise of stock options ...............         91,325              --              --          91,399
    Employee stock purchase plan ............         54,114              --              --          54,161
Tax benefit from the exercise of
  non-qualified stock options ...............          4,700              --              --           4,700
Treasury stock acquired (Note 10) ...........             --              --              --         (56,650)
Treasury stock acquired from sale of
  assets ....................................             --              --              --        (230,652)
Net income ..................................             --              --         910,868         910,868
                                                ------------    ------------    ------------    ------------
Other Comprehensive Income
Balance, December 31, 2000 ..................   $ 10,264,218              --    $  5,009,906    $  8,099,038

Issuance of common stock:
    Exercise of stock options ...............         19,978              --              --          20,007
    Employee stock purchase plan ............         79,667              --              --          79,745
Tax benefit from the exercise of
  non-qualified stock options ...............          6,496              --              --           6,496
Treasury stock acquired (Note 10) ...........             --              --              --        (139,219)
Derivatives marked to market, net of
  tax (Note 2) ..............................             --        (171,000)             --        (171,000)
Net loss ....................................             --              --        (679,260)       (679,260)
                                                ------------    ------------    ------------    ------------
Other comprehensive income (loss)
Balance, December 30, 2001 ..................   $ 10,370,359    $   (171,000)   $  4,330,646    $  7,215,807
                                                ============    ============    ============    ============

See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                          ------------------------------------------
                                                                          December 30,    December 31,  December 26,
                                                                              2001           2000           1999
                                                                          ------------   ------------   ------------
Cash flows from operating activities:
      Net income (loss) ................................................  $   (679,260)  $    910,868   $    (38,140)
      Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
           Depreciation and amortization ...............................     4,245,198      3,889,419      3,377,569
           Provision (benefit) for deferred income taxes ...............      (407,695)       102,957       (116,171)
           (Increase) decrease in operating assets:
                Receivables ............................................      (121,496)       271,392       (403,512)
                Deferred income taxes ..................................      (994,135)       207,294       (508,000)
                Inventories ............................................        52,277        (73,533)       (66,803)
                Prepaid expenses and deposits ..........................       879,078       (905,479)     1,600,670
                Other assets ...........................................        51,886       (495,470)            --
           Increase (decrease) in operating liabilities:
                Accounts payable .......................................      (804,019)     1,505,246      2,568,630
                Accrued liabilities ....................................    (1,363,259)      (218,113)     1,190,229
                Other liabilities ......................................       506,458         59,314       (107,182)
                                                                          ------------   ------------   ------------
           Total adjustments ...........................................     2,041,703      4,343,027      7,535,430
                                                                          ------------   ------------   ------------
           Net cash provided by operating activities ...................     1,365,033      5,253,895      7,497,290
                                                                          ------------   ------------   ------------

Cash flows from investing activities:
      Capital expenditures .............................................    (3,507,259)    (8,776,530)    (7,918,226)
      Landlord finish-out allowances ...................................     1,302,191      2,022,784        813,702
      Net cash payments for restaurant acquisitions ....................            --             --       (320,479)
      Proceeds from the sale of property and equipment .................       752,107        511,825             --
      Proceeds from the sale of notes receivable .......................       115,500             --             --
      Payments received for notes receivable ...........................        14,764          3,597          3,574
      Increase in other assets .........................................            --             --        (94,664)
                                                                          ------------   ------------   ------------
           Net cash used in investing activities .......................    (1,322,697)    (6,238,324)    (7,516,093)
                                                                          ------------   ------------   ------------

Cash flows from financing activities:
      Sales of common stock ............................................        79,745         54,161         73,606
      Payments on long-term obligations ................................    (1,353,398)    (1,228,571)    (1,046,503)
      Borrowings under revolving credit agreement ......................    28,814,170     34,405,000     14,810,829
      Payments under revolving credit agreement ........................   (27,340,000)   (33,705,000)   (12,760,829)
      Borrowings under note payable ....................................            --             --      5,463,333
      Proceeds from issuance of stock on exercise of
            stock options ..............................................        20,007         91,399         58,379
      Repurchase of treasury stock .....................................      (139,219)            --     (5,634,318)
                                                                          ------------   ------------   ------------
           Net cash (used in) provided by financing activities .........        81,305       (383,011)       964,497
                                                                          ------------   ------------   ------------

Net (decrease) increase in cash and cash equivalents ...................       123,641     (1,367,440)       945,694
Cash and cash equivalents at beginning period ..........................       875,892      2,243,332      1,297,638
                                                                          ------------   ------------   ------------
Cash and cash equivalents at end of period .............................  $    999,533   $    875,892   $  2,243,332
                                                                          ============   ============   ============


See accompanying notes.

                         EATERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION

         Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchised restaurants. The Company's restaurants are located primarily in the Southwest, Midwest and Southeast regions of the United States. The Company's restaurants operate under the name Garfield's Restaurant & Pub ("Garfield's"), Pepperoni Grill, Garcia's Mexican Restaurants ("Garcia's") and Carlos Murphy's. An analysis of Company-owned and franchised restaurants for the three years in the period ended December 30, 2001, is as follows:

                                            Company         Franchised         Total
                                             Units            Units            Units
                                          ------------     -------------    ------------
At December 27, 1998.................              64                 8              72
     Units opened....................               5                 1               6
     Units closed....................              (3)               --              (3)
     Units acquired..................               3                --               3
                                          -----------      ------------     -----------
At December 26, 1999.................              69                 9              78
     Units opened....................               4                --               4
     Units closed....................              (1)               (1)             (2)
     Units sold......................              (3)               --              (3)
                                          -----------      ------------     -----------
At December 31, 2000.................              69                 8              77
     Units opened....................               4                --               4
     Units closed....................              (5)               (1)             (6)
     Units sold......................              (1)               --              (1)
                                          -----------      ------------     -----------
At December 30, 2001.................              67                 7              74
                                          ===========      ============     ===========

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Eateries, Inc. and its wholly owned subsidiaries, Fiesta Restaurants, Inc. and Roma Foods, Inc. All significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year financial statements to conform to current year presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

FISCAL YEAR

         The Company's fiscal year is a 52/53-week year ending on the last Sunday in December. The Company operated 52, 53 and 52-week fiscal years for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased.

OTHER RECEIVABLES

         Other receivables included on the consolidated balance sheets consist primarily of banquet receivables which are recorded at the time the service is provided and amounts due the Company for reimbursement of legal services provided in conjunction with a legal suit filed by the Company against a food purveyor (See Note 12).

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

GOODWILL

         The Company records goodwill in connection with acquisitions. Goodwill is recorded in the amount of the purchase price in excess of the fair value of the assets acquired and amortized over twenty years. The amount of Goodwill presented on the Consolidated Balance Sheets is net of accumulated amortization of approximately $506,000 and $415,000 for 2001 and 2000.

REVENUE

         Revenue from food and beverage sales is recorded at the date services are provided. Typically all customers pay at the time the service is provided, however, due to the company opening a new banquet facility, the company allows certain parties to pay in arrears. The revenue from banquets is also recorded when the service is provided and any uncollected amounts are recorded to other receivables included on the Consolidated Balance Sheets.

ADVERTISING COSTS

         Costs incurred in connection with advertising and marketing of the Company's restaurants are expensed as incurred. Such costs amounted to $3,311,000, $3,199,000 and $2,868,800 in 2001, 2000 and 1999 and are included in
Operating expenses on the Consolidated Statements of Income.

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

FRANCHISE ACTIVITIES

         The Company franchises and licenses the Garfield's and Garcia's concepts to restaurant operators. As of December 30, 2001 and December 31, 2000, seven and eight restaurant units, respectively, were operating under franchise and license agreements. In July 1999, the Company acquired three of its franchised Garfield's. As a result of this transaction, the system includes six franchised Garfield's. The initial non-refundable franchise fee paid to the Company is recognized as income in the year received. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee's personnel prior to the opening of the restaurant. The Company recognized $218,000, $161,000 and $35,000 of initial franchise fees for franchised restaurants during 2001, 2000, and 1999, respectively.

         Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 2001, 2000 and 1999, the Company recognized $323,000, $274,000 and $284,000, respectively, of fees from continuing royalties.

         Garfield's franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield's Creative Marketing Fund. The franchisees' payments, which were $43,000, $39,000 and $44,000, during 2001, 2000 and 1999, respectively, are combined with the franchisor's expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield's concept.

         Franchisee receivables at December 30, 2001 and December 31, 2000 are comprised primarily of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 30, 2001.

CAPITALIZATION OF INTEREST

      Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $44,000, $71,000 and $47,000 of interest costs during 2001, 2000 and 1999, respectively. These costs are included in leasehold improvements in the accompanying balance sheets.

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

STATEMENTS OF CASH FLOWS

         Interest of $991,301, $978,000 and $775,000 was paid for 2001, 2000 and
1999, respectively.

         For 2001, 2000 and 1999, the Company had the following non-cash investing and financing activities.

                                                                                       Fiscal Year
                                                                             ---------------------------
                                                                             2001       2000        1999
                                                                             ----       ----        ----
Decrease in current receivables
      for landlord finish-out allowances ...............................  $  10,000  $      --   $      --
Cash paid for income taxes .............................................    203,141         --     149,866
Increase Stockholder Equity as a result of the  issuance of
      treasury stock related to restaurant acquisition .................         --         --     384,702
Decrease in stockholder's equity as a result of the receipt of
      treasury stock related to restaurant sale ........................         --   (230,652)         --
Acquisition of treasury stock upon exercise of
      stock options (Note 10) ..........................................         --     56,650          --
Increase in additional paid-in capital as a result
      of tax benefits from the exercise of non-qualified stock
      options ..........................................................      6,496      4,700      30,000
Asset write-offs related to restaurant
      closures and other disposals .....................................    338,695    222,988      90,822
Assumption of liabilities related to restaurant acquisition ............         --         --     263,883
Decrease in goodwill as a result of sale of restaurants ................         --    230,651          --

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

ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 2000. In July 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2001. In June 2001, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities', which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. The Company has reviewed various contracts, identifying those which meet the criteria as set forth in SFAS No. 133 and SFAS No. 138. The Company adopted these new standards effective January 1, 2001. The adoption of these new standards did not have a material impact on the Company's financial position or results of operation.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations within the scope of this Statement be accounted for using only the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is September 30, 2001, or later. The Company adopted SFAS No. 141 effective September 30, 2001. As of the date of this report, the Company has not engaged in a business combination since implementing SFAS No. 142.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective December 31, 2001. The adoption of this standard did not have a material impact on the Company's financial position or results of operation.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of." This statement requires (1) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and (2) measurement of an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company adopted the statement December 31, 2001 with no material impact on the Company's results of operations or financial position.

(3)   RESTAURANT ACQUISITIONS

      In May 1999, the Company acquired all of the outstanding common stock of K & L Restaurants, Inc. for 36,101 shares of the Company's common stock and $125,000 in cash. K & L Restaurants, Inc. owns and operates Bellini's, a restaurant located on Waterford Boulevard in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the year ended December 26, 1999, assuming that the acquisition had been made on the first day of the respective years, would not be materially different than the results reported.

      In May 1999, the company acquired all of the outstanding common stock of B & C Development Company for 36,101 shares of the Company's common stock and $125,000 in cash. B & C Development Company owns and operates Tommy's Italian-American Grill located at North Park Mall in Oklahoma City, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the year ended December 26, 1999, assuming that the acquisition had been made on the first day of the respective years, would not be materially different than the results reported.

      In May 1999, the Company acquired certain assets of Bellini's Ristorante and Grill of Edmond, LLC for 27,076 shares of the Company's common stock. Bellini's Ristorante and Grill of Edmond, LLC owns and operates Bellini's, a restaurant located in Edmond, Oklahoma. The acquisition has been accounted for under the purchase method. Pro forma operating results for the year ended December 26, 1999, assuming that the acquisition had been made on the first day of the respective years, would not be materially different than the results reported.

(4) RESTAURANT DISPOSITIONS

      In December 2000, the Company sold the two Bellini's Ristorante and Grill's and one Tommy's Italian-American Grill, located in the Oklahoma City, Oklahoma area, back to their founder, Tommy Byrd, for $500,000 and 63,628 shares of the Company's Common Stock. No gain or loss was recognized in the sale. The Company retained the rights to the name and trademark "Bellini's Ristorante and Grill" outside of Oklahoma and Texas.

      In January 2001, the Company sold one Garcia's Mexican Restaurant located in Davie, Florida. The amount unrecoverable of $79,000 was previously charged off under SFAS 121 provisions in 2000. In April 2001, the Company sold one Garcia's Mexican Restaurant located in Pleasant Hill, California. The amount unrecoverable of $248,000 was previously charged off under SFAS 121 in 2000. In July 2001, the Company terminated the lease on one under-performing Garfield's Restaurant & Pub in Anderson, South Carolina resulting in a charge to restaurant closure expense of approximately $36,000. Leases on four Company-owned restaurants that expired in January (2), May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $242,000 was recorded to restaurant closure expense. In November 2001, the Company sold a building to its lessee in Newark, Ohio, the Golden Dragon Chinese Restaurant. A charge of approximately $54,000 was recorded to restaurant closure expense.

(5) COMMITMENTS

      The Company leases the majority of its restaurant facilities and its corporate office under operating leases with initial terms expiring at various dates through the year 2015. Certain leases contain renewal options ranging from five to ten years. Most, but not all, leases require the Company to be responsible for the payment of taxes, insurance and/or maintenance and include percentage rent and fixed rent escalation clauses. In the normal course of business, the Company may grant a landlord lien on certain personal property upon an event of default by the Company. At December 30, 2001, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

2002..............................................           $ 5,938,000
2003..............................................             5,824,000
2004..............................................             5,080,000
2005..............................................             4,465,000
2006..............................................             3,949,000
Thereafter........................................            13,080,000
                                                             -----------
Total minimum rental commitments..................           $38,336,000
                                                             ===========

      The components of rent expense for noncancellable operating leases are summarized as follows:

                                                               Fiscal Year
                                            ---------------------------------------------------
                                                2001              2000               1999
                                            --------------    --------------    ---------------
Minimum rents..........................       $ 6,222,000       $ 6,133,000        $ 5,790,000
Percentage rents.......................           439,000           542,000            361,000
                                              -----------       -----------        -----------
                                              $ 6,661,000       $ 6,675,000        $ 6,151,000
                                              ===========       ===========        ===========

(6) LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                                          December 30,        December 31,
                                                                              2001                2000
                                                                        ---------------     ---------------
Revolving line of credit with a bank, variable interest at the             $ 4,974,170         $ 3,500,000
greater of three month London Interbank Offered Rates ("LIBOR")
plus 2.50% or 5.00% (5.00% at December 30, 2001)..................
Term loan with a bank, variable interest at the three-month
    LIBOR plus 2.50% (4.63% at December 30, 2001) ................           4,934,917           6,286,345
Bank Loan , Interest fixed at  10% at December 30, 2001...........               1,970               1,970
                                                                           -----------         -----------
                                                                             9,911,057           9,788,315
Less current portion..............................................          (1,228,571)         (1,348,571)
                                                                           -----------         -----------
                                                                           $ 8,682,486         $ 8,439,744
                                                                           ===========         ===========

      Maturities of long-term obligations at December 30, 2001 are:

                        2002.........      1,228,571
                        2003.........      6,202,741
                        2004.........      2,479,745
                                          ----------
                                          $9,911,057
                                          ==========

      In February 1999, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds from the term loan (approximately $5.4 million) were used to repurchase $1,056,200 shares of the Company's common stock (see Note 10). The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. The revolving line of credit expires in March 2003 and initially bears interest at the greater of a floating rate of three month LIBOR plus 2.50% or 5.00%, which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 2.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. For the year ended December 31, 2000, the Company violated a certain financial commitment relating to a limit on capital expenditures. The bank waived the violation of this covenant. As of the date of this report, the Company is in compliance with these covenants and restrictions.

      In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 which is available to the Company under a revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.00% and is set monthly. There is a one-quarter of a percent (0.25%) non-use fee related to this facility. As of December 30, 2001 the Company had no outstanding borrowings under this facility.

      In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of December 30, 2001 was $4,695,102. The unrealized gain as of December 31, 2000 and December 26, 1999 was immaterial. The unrealized loss as of December 30, 2001 was $171,158 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

(7) RELATED PARTY TRANSACTIONS

      An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $1,297,000, $1,056,000 and $1,333,000 in 2001, 2000 and 1999, respectively. A director of the Company is a partner in a law firm that provides legal services to the Company. During 2001, 2000 and 1999, the Company incurred approximately $184,000, $208,000 and $224,778, respectively, in legal services with the firm. The Company leases two buildings from affiliates. During 2001, 2000 and 1999 the lease payments related to these buildings were $214,000, $214,000 and $80,400, respectively.

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

      Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company's ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 2001, 2000 and 1999 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management's estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company's long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company's future results of operations and financial position.

      During 2001, 2000 and 1999, the Company recorded a $339,000, $340,000 and $300,000, respectively as a provision for impairment of long-lived assets.

(9)  INCOME TAXES

      The provision (benefit) for income taxes consists approximately of the following (see Note 2):

                                               2001        2000       1999
                                            ---------   ---------   ---------
      Current:
          Federal ........................  $ 232,000   $ (15,000)  $      --
          State ..........................     43,000      91,000          --
                                            ---------   ---------   ---------
                                              275,000      76,000          --
                                            ---------   ---------   ---------

      Deferred:
          Federal ........................   (575,000)     23,000    (110,000)
          State ..........................   (108,000)      4,000      (6,000)
                                            ---------   ---------   ---------
                                             (683,000)     27,000    (116,000)
                                            ---------   ---------   ---------
      Provision for income taxes .........  $(408,000)  $ 103,000   $(116,000)
                                            =========   =========   =========

      The components of deferred tax assets and liabilities consist approximately of the following:

                                                                   December 30, December 31,
                                                                      2001         2000
                                                                   -----------  ------------
Deferred tax assets:
    Net operating loss carryforwards .............................  $  743,000  $  399,000
    General business tax credits .................................   1,860,000   1,860,000
    Alternative minimum tax credit ...............................     583,000     772,000
    Reserve for restaurant closing ...............................      48,000     166,000
    Accrued vacation .............................................      72,000      62,000
    Gift certificate liability ...................................      81,000      52,000
    Deferred rent credit .........................................      48,000      55,000
    Other ........................................................      95,000     107,000
                                                                    ----------  ----------
       Total deferred tax assets .................................   3,530,000   3,473,000

Deferred tax liabilities:
    Smallwares expensed for tax purposes .........................     738,000     872,000
    Tax depreciation in excess of financial depreciation .........     462,000   1,297,000
    Tax amortization in excess of financial amortization .........      83,000      72,000
    Other ........................................................      88,000      70,000
                                                                    ----------  ----------
       Total deferred tax liabilities ............................   1,371,000   2,311,000
                                                                    ----------  ----------
    Net deferred tax assets ......................................   2,159,000   1,162,000
                                                                    ==========  ==========

      At December 30, 2001, the Company has recorded a benefit for its deferred tax assets of $3,530,000. Management believes that $1,371,000 of these assets will be recognized through the reversal of existing taxable temporary differences with the remainder to be recognized through realization of future income. It is management's opinion based on the historical trend of normal and recurring operating results, present store development, and forecasted operating results that it is more likely than not that the Company will realize the net deferred tax assets. Net operating loss carryforwards do not begin to expire until 2003 and general business tax credits until 2009. While management is not presently aware of any adverse matters, it is possible that the Company's ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

      A reconciliation of the provision (benefit) for income taxes follows:

                                                                         Fiscal Year
                                                              ---------------------------------
                                                                2001         2000       1999
                                                              ---------   ---------   ---------
      Expected tax provision at 34% ........................  $(369,000)  $ 345,000   $ (52,000)
      Permanent differences ................................      4,000      26,000      20,000
      State tax provisions, net of federal benefit .........    (43,000)     41,000      (6,000)
      Tax effect of general business tax credits ...........         --    (309,000)   (265,000)
      Other, net ...........................................         --          --     187,000
                                                              ---------   ---------   ---------
      Provision  (benefit) for income taxes ................  $(408,000)  $ 103,000   $(116,000)
                                                              =========   =========   =========

      The Company estimates that at December 30, 2001, the federal tax net operating loss carryforward was approximately $651,000 which is available for utilization in various years through 2011.

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

DIRECTOR OPTION PLAN

      Non-qualified stock options granted and outstanding include 460,000 director options. Under the Plan, each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2007). Any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2006).

MANAGEMENT OPTIONS

      Non-qualified stock options granted and outstanding include 515,500 management options, which are vested over three- to five-year periods and expire five years from the date vested (last expiring in 2009). A summary of stock option activity under the Plan is as follows:

                                                                                                Weighted
                                                                     Number    Exercise Price    Average
                                                                    of Shares    Per Share    Exercise Price
                                                                    --------   -------------- --------------
Outstanding at December 26, 1999 (of which approximately
    663,427 options are exercisable at weighted average
    prices of $3.43) .............................................   899,437   $1.00  $6.88       $3.38
                                                                    --------   -----  -----       -----
Granted ..........................................................   169,500   $2.34  $4.00       $2.81
Options exercised:
    Director .....................................................    (7,030)  $1.00  $1.00       $1.00
    Management ...................................................   (30,000)  $2.81  $2.81       $2.81
    Forfeited ....................................................   (81,000)  $3.25  $6.00       $4.46
                                                                    --------   -----  -----       -----
Outstanding at December 31, 2000 (of which approximately
    639,397 options are exercisable at weighted average
    prices of $3.36) .............................................   950,897   $1.00  $6.88       $3.22
                                                                    --------   -----  -----       -----
Granted ..........................................................   240,000   $2.13  $3.03       $2.57
Options exercised:
   Director ......................................................   (11,397)  $1.00  $1.00       $1.00
    Management ...................................................    (3,000)  $2.88  $2.88       $2.88
    Forfeited ....................................................  (201,500)  $2.63  $4.13       $3.26
                                                                    --------   -----  -----       -----
Outstanding at December 30, 2001 (of which approximately
839,500 options are exercisable at weighted average
prices of $2.39) .................................................   962,000   $2.13  $6.88       $3.08
                                                                    ========   =====  =====       =====

      As of December 30, 2001, the Plan provides for issuance of options up to 2,760,032 shares and has 312,366 shares of common stock reserved for future grant under the Plan.

RESTRICTED MANAGEMENT OPTIONS

      As of December 30, 2001 and December 31, 2000, there were 210,000 restricted stock options (not granted under the Plan) which had original vesting dates from 1999 to 2004 and expire five to eight years from the date vested (last expiring in 2009). Certain options include an acceleration feature, which allowed for all or a portion of the options to vest in 2000, based on certain performance criteria. Based on these performance criteria, 60,000 of these options vested in 2000. A summary of restricted stock option activity is as follows:

                                                                                                                  Weighted
                                                                         Number            Exercise Price          Average
                                                                        of Shares            Per Share         Exercise Price
                                                                        ----------        ---------------      --------------
Outstanding at December 31, 2000 and December 26, 1999 (of
   which 20,000 options are exercisable at a price of $3.13 per option share and 60,000 are exercisable at a price of $6.00 per
   option share) .....................................................    170,000          $3.13     $6.00          $5.66
 Granted..............................................................    150,000          $2.50     $2.50          $2.50
 Forfeited............................................................   (110,000)        $3.13     $6.00          $5.48
                                                                         ========          =====     =====          =====
Outstanding at December 30, 2001 (of which 60,000 options are exercisable at a price of $2.50 per option share and 60,000 are
   exercisable at a price of $6.00 per option share) .................    210,000          $2.50     $6.00          $3.50
                                                                         ========          =====     =====          =====

EMPLOYEE STOCK PURCHASE PLAN

      In June 1994, the Company's shareholders approved the Employee Stock Purchase Plan under the Company's Omnibus Equity Compensation Plan. The Employee Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten-year term of the plan (40,000 shares reserved for issuance at December 30, 2001, for the offering period ending on November 30,
2001). During 2001, 2000 and 1999, 39,252, 23,170 and 30,790 shares, respectively, were issued under the Plan.

STOCK BONUS PLAN

      The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee's discretion over specified future periods of employment. A total of 179,039 shares have been issued under the Plan leaving 20,961 shares available for issuance. No shares were issued during 2001, 2000 or 1999.

TREASURY STOCK TRANSACTIONS

      As provided for in each stock option agreement, option holders can satisfy amounts due for the exercise price and applicable required withholding taxes on the exercise by delivery to the Company shares of common stock having a fair market value equal to such amounts due to the Company. During 2000 the Company acquired 10,070 common shares, respectively, in lieu of cash for such amounts due to the Company related to the exercise of stock options.

PRO FORMA INFORMATION FOR STOCK OPTIONS

      Following are pro forma net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.72%, 4.85% and 6.51% a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .45%, .90 and .65 and a weighted average expected life of the options of 7.5 years. The weighted average grant date fair value of options issued in 2001, 2000 and 1999 was $1.49, $2.12 and $1.88, respectively.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                      2001               2000                1999
                                                                  --------------     -------------       ------------
Pro forma net income (loss)................................       $ (1,044,624)          $625,823          $(373,531)
Pro forma net income (loss) per common share...............       $      (0.35)          $   0.21          $   (0.12)
Pro forma net income (loss) per common share
    assuming dilution......................................       $      (0.35)          $   0.02          $   (0.12)

STOCK REPURCHASES

      In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. In 1997, the Company purchased 55,100 shares for an aggregate purchase price of approximately $160,000. In 1999, an additional 35,700 shares were repurchased for an aggregate purchase price of approximately $182,000. In 2000, an additional 39,462 shares were repurchased for an aggregate purchase price of approximately $214,000. In 2001, an additional 67,500 shares were purchased for an aggregate purchase price of approximately $139,000.

      In February 2000, the Company's Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price was financed by the Company through a term loan with a bank (See
Note 6).

STOCK PUT AGREEMENTS

      In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company's Board of Directors). Under the agreements, in the event of the officer's death while an employee of the Company, their respective estate or other legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the deceased officer or the members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The per share purchase price payable by the Company for common stock purchased under the agreements is the greater of the highest closing stock price during the 60 days preceding the officer's death or two times the net book value per share as of the last day of the calendar month immediately preceding the officer's death. In any event, the total purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer. The maximum commitment as of the date of this report is $5,518,000.

(11) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                               2001         2000        1999
                                           ----------   -----------  -----------
Numerator:
     Net income .........................  $ (679,260)  $   910,868  $   (38,140)
                                           ==========   ===========  ===========

Denominator:
    Denominator for basic
      earnings per share-
      weighted average shares
      outstanding .......................   2,960,999     3,044,195    3,151,279

Dilutive effect of nonqualified
      stock options .....................          --       100,320           --
                                           ----------   -----------  -----------

Denominator for diluted
     earnings per share .................   2,960,999     3,144,515    3,151,279
                                           ==========   ===========  ===========

Basic earnings per share ................  $    (0.23)  $      0.30  $     (0.01)
                                           ==========   ===========  ===========

Diluted earnings per share ..............  $    (0.23)  $      0.29  $     (0.01)
                                           ==========   ===========  ===========

      As of December 30, 2001 and December 26, 1999, there were outstanding options and warrants to purchase 130,000 and 227,500 shares of common stock, respectively, at prices ranging from $6.00 per share to $6.88 per share, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Dilutive earnings per share were equivalent to basic earnings per share in 2001 and 1999 due to the net loss for the year causing the impact of options and warrants to be anti-dilutive.

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

(13) LEGAL PROCEEDINGS

         In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia's in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney's fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount ($1,854,000), bringing the total to approximately $8,405,000 plus attorneys fees and costs. As of December 30, 2001, approximately $516,000 was included in accounts receivable for reimbursement of legal fees and was subsequently paid to the Company related to the suit. No amounts related to actual damages have been included in Consolidated Statements of Income. As of the date of this report, the case is currently in appeal by both parties.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (In thousands except per share data)

                                                         First          Second          Third           Fourth
                                                        Quarter         Quarter        Quarter         Quarter          Annual
                                                        -------         -------        -------         -------         -------
2001:
            Total revenues .......................      $  25,867      $  23,655       $  23,559       $  26,403      $  99,483
            Gross profit .........................         18,936         17,188          17,097          19,416         72,637
            Net income (loss) ....................             22           (661)           (468)            428           (679)
            Net income (loss) per common
                 share ...........................           0.01          (0.22)          (0.16)           0.14          (0.23)
            Net income (loss) per common
                 share assuming dilution .........           0.01          (0.22)          (0.16)           0.14          (0.23)

2000:
            Total revenues .......................      $  25,108      $  24,797       $  25,069       $  29,631      $ 104,605
            Gross profit .........................         18,295         18,082          18,314          21,595         76,286
            Net income (loss) ....................            324           (181)           (361)          1,017            911
            Net income (loss) per common
                 share ...........................           0.11          (0.06)          (0.08)           0.33           0.30
            Net income (loss) per common
                share assuming dilution ..........           0.10          (0.06)          (0.08)           0.32           0.29

1999:
            Total revenues .......................      $  23,074      $  22,887       $  23,216       $  25,401      $  94,578
            Gross profit .........................         16,804         16,626          16,805          18,502         68,737
            Net income (loss) ....................            247           (336)           (518)            569            (38)
            Net income (loss) per common
                 share ...........................           0.07          (0.11)          (0.18)           0.19          (0.01)
            Net income (loss) per common
                 share assuming dilution .........           0.07          (0.11)          (0.18)           0.19          (0.01)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  3.1   Amended and Restated Articles of Incorporation.(1)

  3.2   Amendment to the Amended and Restated Articles of Incorporation.(2)

  3.3   Second Amendment to the Amended and Restated Articles of
        Incorporation.(11)

  3.4   Bylaws as amended.(1)

  3.5   Amendment to Bylaws.(11)

  4.1   Specimen Stock Certificate.(3)

 10.1   Employment Agreement between the Company and Vincent F. Orza, Jr., dated
        January 22, 2001.(12)

 10.2   Employment Agreement between the Company and James M. Burke, dated
        January 22, 2001.(12)

 10.3   Employment Agreement between the Company and Bradley L. Grow, dated
        January 1, 2001.(12)

 10.4   Lease Amendment dated May 1, 1999 between the Company and Great Places,
        L.L.C. for the lease of the Company's corporate office facilities in Edmond, Oklahoma.(12)

 10.5   Franchise Agreement and Amendment dated August 31, 1993 between the
        Company and Wolsey Dublin Company for the Garfield's franchise in Sioux
        City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years.(3)

 10.6   Form of Franchise Agreement for Garfield's and Garcia's dated March 20,
        2000.(12)

 10.7   Collateral Assignment Agreement dated January 20, 1991, between the
        Company and Vincent F. Orza, Jr.(5)

 10.8   Collateral Assignment Agreement dated January 20, 1991, between the
        Company and James M. Burke.(5)

 10.9   Employee Stock Purchase Plan dated June 15, 1994(6).

10.10 Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994.(7)

10.11 Amendment to Amended and Restated Eateries, Inc. omnibus equity compensation plan.(11)

10.12   Asset Purchase Agreement dated November 14, 1997, by and between the
        Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries.(8)

10.13   Agreement for Purchase and Sale of Assets and Licenses dated February
        26, 1998, among the Company and Chevy's, Inc.(9)

10.14 Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy's, Inc.(9)

10.15   Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza,
        Jr. and the Company.(4)

10.16 Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company.(4)

10.17   Stock Purchase Agreement dated as of February 17, 1999, between
        Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners,
        L.P. and Microcap Partners L.P.(10)

10.18   Loan Agreement dated effective February 19, 1999, among Eateries, Inc.,
        Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's Management,
        Inc. and Local Federal Bank, F.S.B.(10)

10.19   Revolving Promissory Note in the principal amount of $6,000,000 dated
        February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc.,
        Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local
        Federal Bank, F.S.B.(10)

10.20   Term Promissory Note in the principal amount of $8,600,000 dated
        February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc.,
        Pepperoni Grill, Inc., and Garfield's Management, Inc. in favor of Local
        Federal Bank, F.S.B.(10)

10.21   Lease Amendment dated August 1, 1999 between the Company and Great
        Places of Shawnee L.L.C. for the lease of the Company's Garfield's
        Restaurant in Shawnee, Oklahoma.(12)

10.22   Loan Agreement Amendment dated September 30, 2000 between Eateries,
        Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's
        Management, Inc. and Local Federal Bank, F.S.B.(13)

10.23   Amended Term Promissory Note dated September 30, 2000 between Eateries,
        Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., Garfield's
        Management, Inc. and Local Federal Bank, F.S.B.(13)

10.24 Amended Revolving Promissory Note in the principal amount of $6,000,000 dated September 30, 2000, by Eateries, Inc., Fiesta Restaurants, Inc.,
        Pepperoni Grill, Inc. and Garfield's Management, Inc. in favor of Local
        Federal Bank, F.S.B.(13)

 21.1   Subsidiaries of Eateries, Inc.(12)

 23.1   Consent of Arthur Andersen LLP.

 99.0   Availability Opinion Confirmation.

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

(12) Filed as exhibit to registrant's Annual Report of Form 10-K for fiscal year ended December 30, 2000 dated March 21, 2001 (File No. 0-14968) and incorporated herein by reference.

(13)    Filed as exhibit to registrant's Annual Report of Form 10-K Amendment
        No. 1 for fiscal year ended December 31, 2000 dated May 16, 2001 (File
        No. 0-14968) and incorporated herein by reference.