Form 10-Q
period 2002-03-31
EATERIES INC
filed 2002-05-07
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended March 31, 2002.

Commission File Number: 0-14968
                       ----------

                                 EATERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Oklahoma                                  73-1230348
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         1220 S. Santa Fe Ave.                              73003
----------------------------------------     -----------------------------------
            Edmond, Oklahoma                              (Zip Code)
----------------------------------------
(Address of principal executive offices)

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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 29, 2002, 3,000,317 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  March 31, 2002 (unaudited) and
                  December 30, 2001.......................................................................      4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended March 31, 2002
                  and April 1, 2001.......................................................................      5

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Thirteen weeks ended March 31, 2002
                  and April 1, 2001.......................................................................      6

         Notes to Condensed Consolidated Financial
               Statements (unaudited).....................................................................      7

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................................      10


Part II.  OTHER INFORMATION

    Item 1. Legal Proceedings.............................................................................      18
    Item 6. Exhibits and Reports on Form 8-K..............................................................      18

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     March 31,       December 30,
                                                                       2002              2001
                                                                   ------------      ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                     $    815,381      $    999,533
     Receivables                                                        955,802         1,378,018
     Inventories                                                        915,845           958,354
     Deferred income taxes                                              362,663           362,663
     Other                                                              790,427           706,306
                                                                   ------------      ------------
          Total current assets                                        3,840,118         4,404,874

Property and equipment, at cost                                      54,555,937        54,626,252
Less: Landlord finish-out allowances                                (17,168,866)      (17,459,166)
Less: Accumulated depreciation and amortization                     (16,886,253)      (15,935,445)
                                                                   ------------      ------------
     Net property and equipment                                      20,500,818        21,231,641
Deferred income taxes                                                 1,728,918         1,796,378
Goodwill, net                                                         2,180,833         2,180,833
Other assets                                                            641,502           642,744
                                                                   ------------      ------------
     Total assets                                                  $ 28,892,189      $ 30,256,470
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  4,912,498      $  7,736,378
     Accrued liabilities                                              3,928,945         4,091,094
     Current portion of long-term debt                                2,228,571         1,228,571
                                                                   ------------      ------------
          Total current liabilities                                  11,070,014        13,056,043

Deferred Credit                                                         863,406           998,509
Other liabilities                                                       293,625           303,625
Long-term obligations, net of current portion                         9,120,373         8,682,486
Commitments and contingencies                                                --                --
                                                                   ------------      ------------
     Total liabilities                                               21,347,418        23,040,663

Stockholders' equity:
     Preferred stock, none issued                                            --                --
     Common stock                                                         9,044             9,044
     Additional paid-in capital                                      10,370,359        10,370,359
     Accumulated other comprehensive income (loss), net of tax          (84,000)         (171,000)
     Retained earnings                                                4,572,610         4,330,646
     Treasury stock, at cost                                         (7,323,242)       (7,323,242)
                                                                   ------------      ------------
          Total stockholders' equity                                  7,544,771         7,215,807
                                                                   ------------      ------------
     Total liabilities and stockholders' equity                    $ 28,892,189      $ 30,256,470
                                                                   ============      ============


See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Thirteen Weeks Ended
                                            March 31,        April 1,
                                              2002             2001
                                          ------------     ------------
REVENUES
     Food and beverage sales              $ 25,578,641     $ 25,506,218
     Franchise fees and royalties               92,909          176,982
     Other income                              136,789          183,502
                                          ------------     ------------
          Total revenues                    25,808,339       25,866,702

COSTS AND EXPENSES
     Costs of sales                          7,012,987        6,930,056
     Operating expenses                     15,776,154       15,949,520
     Pre-opening costs                              --          261,000
     General and administrative              1,433,470        1,366,921
     Depreciation and amortization           1,046,288        1,049,123
     Interest expense                          196,476          282,302
                                          ------------     ------------
          Total costs and expenses          25,465,375       25,838,922
                                          ------------     ------------

INCOME BEFORE INCOME TAXES                     342,964           27,780

PROVISION FOR INCOME TAXES                     101,000            6,193
                                          ------------     ------------

NET INCOME                                $    241,964     $     21,587
                                          ============     ============

BASIC EARNINGS PER SHARE                  $       0.08     $       0.01
                                          ============     ============

DILUTED EARNINGS PER SHARE                $       0.08     $       0.01
                                          ============     ============



See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Thirteen Weeks Ended
                                                              March 31,         April 1,
                                                                2002              2001
                                                            ------------      ------------
Cash flows from operating activities:
     Net income                                             $    241,964      $     21,587
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                        1,046,288         1,049,163
          Provision for income taxes                             101,000             6,193
          Deferred income taxes                                  (33,540)               --
          (Increase) decrease in operating assets:
               Receivables                                       422,216           142,441
               Inventories                                        42,509            73,008
               Other                                             (82,880)          633,701
          Increase (decrease) in operating liabilities:
               Accounts payable                               (2,823,881)       (2,901,328)
               Accrued liabilities                              (162,149)       (1,679,189)
               Other liabilities                                (145,102)          (45,145)
                                                            ------------      ------------
          Total adjustments                                   (1,635,539)       (2,721,156)
                                                            ------------      ------------
          Net cash used in operating activities               (1,393,575)       (2,699,569)
                                                            ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                       (360,134)       (1,191,768)
     Landlord allowances                                         129,700           150,000
     Proceeds from sale of restaurant                                 --           252,107
     Payments received on notes receivable                            --             8,249
                                                            ------------      ------------
          Net cash used in investing activities                 (230,434)         (781,412)
                                                            ------------      ------------

Cash flows from financing activities:
     Payments on long-term obligations                          (307,143)         (307,143)
     Borrowings under revolving credit agreements             10,022,000        11,932,000
     Payments under revolving credit agreements               (8,275,000)       (8,450,000)
     Purchase of treasury stock                                       --          (139,219)
     Proceeds from exercise of stock options                          --            11,397
                                                            ------------      ------------
          Net cash provided by financing activities            1,439,857         3,047,035
                                                            ------------      ------------

Decrease in cash and cash equivalents                           (184,152)         (433,946)
Cash and cash equivalents at beginning of period                 999,533           875,892
                                                            ------------      ------------
Cash and cash equivalents at end of period                  $    815,381      $    441,946
                                                            ============      ============


See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

Certain reclassifications have been made to the previously presented 2001 balances to conform to the 2002 presentation. Such reclassifications had no impact on total assets or net income.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                              March 31,      December 30,
                                 2002            2001
                              ----------     ------------
General .................     $  250,000     $    159,000
Vendor Rebates ..........        382,000          254,000
Franchisees .............         41,000           38,000
Banquets ................         58,000               --
Insurance refunds .......        106,000          191,000
Legal Reimbursement .....             --          516,000
Other ...................        119,000          220,000
                              ----------     ------------
                              $  956,000     $  1,378,000
                              ==========     ============


Accrued liabilities are comprised of the following:

                                         March 31,      December 30,
                                            2002            2001
                                         ----------     ------------
Compensation .......................     $1,847,000     $  1,542,000
Taxes, other than income ...........        723,000          831,000
Other ..............................      1,359,000        1,718,000
                                         ----------     ------------
                                         $3,929,000     $  4,091,000
                                         ==========     ============

Note 3 - Supplemental Cash Flow Information

Interest of $195,577 and $239,778 was paid for the thirteen weeks ended March 31, 2002 and April 1, 2001, respectively.

For the thirteen-week periods ended March 31, 2002 and April 1, 2001, the Company had the following non-cash investing and financing activities:

                                                                         Thirteen Weeks Ended
                                                                        March 31,      April 1,
                                                                          2002           2001
                                                                        ---------      --------
Increase in additional paid-in capital as a result of tax
     benefits from the exercise of
     non-qualified stock options................................        $      --      $  6,496
Asset write-offs related to restaurant closures.................               --       226,571

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. As of March 31, 2002, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. No additional shares have been repurchased subsequent to March 31, 2002.

Note 5 - Restaurant Acquisitions and Dispositions

      In January 2001, the Company sold one Garcia's Mexican Restaurant located in Davie, Florida. The amount unrecoverable of $79,000 was previously charged off under SFAS 121 provisions in 2000. In April 2001, the Company sold one Garcia's Mexican Restaurant located in Pleasant Hill, California. The amount unrecoverable of $248,000 was previously charged off under SFAS 121 in 2000. In July 2001, the Company terminated the lease on one under-performing Garfield's Restaurant & Pub in Anderson, South Carolina resulting in a charge to restaurant closure expense of approximately $36,000. Leases on four Company-owned restaurants that expired in January (2), May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $242,000 was recorded to restaurant closure expense. In November 2001, the Company sold a building to its lessee in Newark, Ohio. A charge of approximately $54,000 was recorded to restaurant closure expense, which is included in operating expenses on the consolidated statements of income.

      In March 2002, the Company terminated the lease on one Garfield's located in North Riverside, IL. The specific assets related to this location had been deemed impaired in prior years, thus there was no write down related to the closing. However, the Company agreed to pay $210,000 in lieu of future rent to the landlord. This amount has been accrued for and charged to restaurant closure expense, which is included in the consolidated statements of income.

Note 6 - Earnings Per Share ("EPS")

The following tables set forth the computation of basic and diluted EPS for the thirteen week periods ended March 31, 2002, and April 1, 2001:

                                                                   Thirteen Weeks Ended
                                                                 -------------------------
                                                                 March 31,       April 1,
                                                                   2002            2001
                                                                 ----------     ----------
Numerator:
      Net income ...........................................     $  241,964     $   21,587
                                                                 ==========     ==========

Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding ........................................      3,000,317      3,091,910
      Dilutive effect of nonqualified stock options ........         38,990        320,000
                                                                 ----------     ----------
        Denominator for diluted EPS ........................      3,039,307      3,411,910
                                                                 ==========     ==========

Basic EPS ..................................................     $     0.08     $     0.01
                                                                 ==========     ==========

Diluted EPS ................................................     $     0.08     $     0.01
                                                                 ==========     ==========


Note 7 - Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement were effective starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective December 31, 2001. The adoption of this standard did not have a material impact on the Company's financial position or results of operation.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of." This statement requires (1) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and (2) measurement of an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company adopted the statement effective December 31, 2001 with no material impact on the Company's results of operations or financial position.

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

INTRODUCTION

As of March 31, 2002, the Company owned and operated 66 (47 Garfield's, 17 Garcia's, two Pepperoni Grills) and six franchised Garfield's and one licensed Garcia's restaurants. The Company is working with franchisees on the development of restaurants located in Indiana, Florida, Nebraska and Nevada. As of the date of this report, the entire system includes 73 restaurants of which 66 are Company-owned. The Company expects that five franchised locations will open in 2002.

The Company has successfully initiated a national advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants. As of the date of this report, Franchise Agreements have been signed for 71 new Garfield's Restaurants.

The Company's uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) is registered nationally.

The Company's marketing strategies are focused around one central theme, enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests' desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. Key priorities for the remainder of 2002 include enhancing brand image along with developing menus that please the customer and improve the company bottom line at the same time.

LEGAL PROCEEDINGS

         In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia's in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney's fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount of $1,854,000, bringing the total to approximately $8,405,000 plus attorneys fees and costs. During the first quarter, the Company received approximately $516,000 for reimbursement of legal fees. No amounts related to actual damages have been included in Consolidated Statements of Income. As of the date of this report, the case is currently in appeal by both parties.

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

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                        THIRTEEN WEEKS
                                                            ENDED
                                                  March 31,        April 1,
                                                     2002            2001
                                                  ----------      ----------
Statements of Operations Data:
Revenues:
     Food and beverage sales ................           99.1%           98.6%
     Franchise fees and royalties ...........            0.4%            0.7%
     Other income ...........................            0.5%            0.7%
                                                  ----------      ----------
                                                       100.0%          100.0%
Costs and Expenses:
     Costs of sales (1) .....................           27.4%           27.2%
     Operating expenses (1) .................           61.7%           62.5%
     Pre-opening costs (1) ..................            0.0%            1.0%
     General and administrative .............            5.6%            5.3%
     Depreciation and amortization (1) ......            4.1%            4.1%
     Interest expense .......................            0.8%            1.1%
                                                  ----------      ----------
                                                        98.7%           99.9%

Income before income taxes ..................            1.3%            0.1%
Provision for income taxes ..................            0.4%            0.0%
                                                  ----------      ----------

Net income ..................................            0.9%            0.1%
                                                  ==========      ==========

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants ....................     $   25,579      $   25,506

     Franchise restaurants ..................          2,433           2,470
                                                  ----------      ----------
         Total ..............................     $   28,012      $   27,976
                                                  ==========      ==========
Number of restaurants
(at end of period):
     Company restaurants ....................             66              66
     Franchise restaurants ..................              7               7
                                                  ----------      ----------
         Total ..............................             73              73
                                                  ==========      ==========

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2002, the Company recorded a net income of $241,964 ($0.08 per common share) on revenues of $25,808,339. This compares to a net income of $21,587 ($0.01 per common share) for the quarter ended April 1, 2001, on revenues of $25,866,702.

REVENUES

Company revenues for the thirteen-week periods ended March 31, 2002, decreased 0.2% over the revenues reported for the same periods in 2001. The slight revenue decrease relates primarily to the sale and closure of several restaurants since the first quarter 2001, net of same store sales increase in 2002. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:


                                                        Number of           Average
                Period               Number of          Operating           Weekly
                 Ended               Units Open           Weeks         Sales Per Unit
         ----------------------    ---------------     ------------     --------------
         Garfield's:
         March 31, 2002                  48                624              $29,286
         April 1, 2001                   48                632              $28,185

         Garcia's:
         March 31, 2002                  16                208              $30,830
         April 1, 2001                   16                208              $32,379

         Pepperoni Grill:
         March 31, 2002                  2                 26               $33,329
         April 1, 2001                   2                 26               $36,141


For the thirteen weeks ended March 31, 2002, average weekly sales per unit for Garfield's increased $1,101 or 3.9% versus the quarter ended April 1, 2001. The primary reason for the increase was due to increased advertising and value driven promotions.

For the thirteen weeks ended March 31, 2002, average weekly sales per unit for Garcia's decreased $1,549 or 4.8% versus the quarter ended April 1, 2001. This decrease is primarily due to lower average unit volumes in the new mall Garcia's as well as decreases in advertising in order to put a higher priority on controlling costs.

For the thirteen weeks ended March 31, 2002, average weekly sales per unit for Pepperoni Grill decreased $2,812 or 7.8% versus the same period in 2001. This decrease is primarily due to one of the mall-based units losing an anchor and a movie theater, driving less traffic into the mall.

Franchise fees and continuing royalties decreased to $92,909 during the thirteen weeks ended March 31, 2002 versus $176,982 during the thirteen weeks ended April 1, 2001. This decrease is due to the Company signing additional franchise contracts and recording initial franchise fees during the first quarter of 2001.

Other income for the thirteen weeks ended March 31, 2002 was $136,789 as compared to the previous year's amount of $183,502. This decrease is due primarily to the company collecting an insurance claim in 2001 previously denied by the insurance company for store related repairs already expensed that were reimbursed under the Company's property insurance coverage.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                                            Thirteen Weeks Ended
                                 -------------------------------------------
                                     March 31,               April 1,
                                        2002                   2001
                                 -------------------    --------------------
Garfield's:
  Costs of sales............                  28.0%                   27.6%

  Labor costs...............                  27.2%                   28.6%
                                 -------------------    --------------------

    Total...................                  55.2%                   56.2%
                                 ===================    ====================

Garcia's:
  Cost of sales.............                  25.9%                   26.1%

  Labor costs...............                  29.0%                   30.3%
                                 -------------------    --------------------

    Total...................                  54.9%                   56.4%
                                 ===================    ====================

Pepperoni Grill:
  Cost of sales.............                  26.1%                   26.8%

  Labor costs...............                  29.5%                   28.2%
                                 -------------------    --------------------

    Total...................                  55.6%                   55.0%
                                 ===================    ====================

Total Company:
  Cost of sales.............                  27.4%                   27.2%

  Labor costs...............                  27.8%                   29.0%
                                 -------------------    --------------------

    Total...................                  55.2%                   56.2%
                                 ===================    ====================


Costs of sales as a percentage of food and beverage sales for Garfield's in the quarters ended March 31, 2002 and April 1, 2001 was 28.0% and 27.6% respectively. This increase is primarily due to the Company promoting new, higher cost menu items in the first quarter in an effort to increase average ticket process.

Garcia's costs of sales as a percentage of food and beverage sales decreased to 25.9% in the quarter ended March 31, 2002 versus 26.1% in the quarter ended April 1, 2001.

Costs of sales as a percentage of food and beverage revenue for Pepperoni Grill decreased to 26.1% for the quarter ended March 31, 2002 compared to 26.8% for the quarter ended April 1, 2001. This decrease is primarily due to the Company continuing to focus on lowering food costs for this concept.

Labor costs for Garfield's decreased to 27.2% of food and beverage sales during the quarter ended March 31, 2002, versus 28.6% during the 2001 comparable period. This decrease is due to higher check averages in the quarter as well as the Company's focus on controlling labor costs in the first quarter.

Garcia's labor costs decreased to 29.0% of food and beverage sales during the quarter ended March 31, 2002, versus 30.3% in the quarter ended April 1, 2001. This decrease is due to the Company's focus on controlling labor in the first quarter.

Labor cost in Pepperoni Grill increased to 29.5% during the quarter ended March 31, 2002 versus 28.2% during the 2001 comparable period. This decrease was due to lower sales volumes in the Penn Square location, which has higher fixed management labor costs.

For the thirteen weeks ended March 31, 2002, operating expenses as a percentage of food and beverage sales decreased to 61.7% from 62.5% in the thirteen weeks ended April 1, 2001. This decrease primarily related to decreased labor and benefit costs.

Restaurant pre-opening costs, which are expensed as incurred, were $261,000 for the quarter ended April 1, 2001. The Company did not have any units under construction during the quarter ended March 31, 2002.

During the quarters ended March 31, 2002 and April 1, 2001, general and administrative costs as a percentage of total revenues changed to 5.6% from 5.3%, respectively.

For the thirteen weeks ended March 31, 2002 depreciation and amortization expense decreased to $1,046,288 (4.1% of food and beverage sales) compared to $1,049,123 (4.1% of food and beverage sales) in the thirteen weeks ended April 1, 2001.

For the thirteen weeks ended March 31, 2002 interest expense was $196,476 (0.8% of total revenues) versus $282,302 (1.1% of total revenues) for the thirteen weeks ended April 1, 2001. The decrease primarily related to a lower average debt balance, which is a result of term loan payments and less construction than in the prior year.


INCOME TAXES

The Company's provision for income taxes was $101,000 during the first quarter of 2002 versus $6,193 for the 2001 comparable period. The effective tax rates for the periods ended March 31, 2002 and April 1, 2001, are as follows:



                                                    March 31,    April 1,
                                                      2002         2001
                                                    ---------    --------
             Effective income tax rates..........        29.5%       22.0%

EARNINGS PER SHARE ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 3,000,317 and 3,091,910 in the quarters ended March 31, 2002 and April 1, 2001, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 3,039,307 and 3,411,910 in the quarters ended March 31, 2002 and April 1, 2001, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's current ratio was 0.35 to 1 compared to 0.34 to 1 at December 30, 2001. The Company's working capital was $(7,230,000) at March 31, 2002 versus $(8,651,000) at December 30, 2001. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the thirteen weeks ended March 31, 2002, the Company had net cash used in operating activities of $1,393,575 as compared to $2,699,569 during the comparable 2001 period.

The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2002.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of March 31, 2002, the Company had outstanding borrowings of approximately $5,721,000 under the revolving line of credit. Outstanding borrowings under term loan bear interest at three-month LIBOR plus 2.50% (4.41% as of March 31, 2002). Outstanding borrowings under the revolving line of credit bear interest at the greater of three month LIBOR plus 2.50% or 5.00% (5.00% at March 31, 2002). The interest rate is reset quarterly. There is no non-use fee related to either facility. The Company amended its revolving credit facility as of March 31, 2002, extending the maturity of the revolving line of credit to June 30, 2003. Accordingly the debt has been classified as long-term on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of March 31, 2002 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.0% (5.0% at March 31, 2002), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended on March 31, 2002 and matures on June 30, 2002.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of March 31, 2002 was $4,343,460. The unrealized losses for the periods ended March 31, 2002 and December 30, 2001 are included in accumulated other comprehensive income on the consolidated balance sheets.

In April 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. As of March 31, 2002, 197,762 shares had been repurchased under this plan for a total purchase price of approximately $695,000. No additional shares have been repurchased subsequent to March 31, 2002.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     (a) Information on developments during the quarter in the Company's lawsuit with JR Simplot are provided under the caption "Legal Proceedings" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.



Item 6.  Exhibits and Reports on Form 8-K.

     (a) No reports on Form 8-K were filed during the Thirteen weeks ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: May 7, 2002                    By: /s/ BRADLEY L. GROW
                                         ------------------------
                                         Bradley L. Grow
                                         Vice President
                                         Chief Financial Officer