Form 10-Q
period 2002-06-30
EATERIES INC
filed 2002-08-12
CIK 796369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended June 30, 2002.


Commission File Number: 0-14968
                       --------


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

[X]  Yes    [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2002, 2,967,417 common shares, $.002 par value, were outstanding.

                         EATERIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
                  June 30, 2002 and December 30, 2001...........................    4

         Condensed Consolidated Statements of
               Income (unaudited)
                  Thirteen weeks ended June 30, 2002
                  and July 1, 2001..............................................    5

                  Twenty-six weeks ended June 30, 2002
                  and July 1, 2001..............................................    6

         Condensed Consolidated Statements of
               Cash Flows (unaudited)
                  Twenty-six weeks ended June 30, 2002
                  and July 1, 2001..............................................    7

         Notes to Condensed Consolidated Financial
               Statements (unaudited)...........................................    8

    Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations....................................................   12


Part II.  OTHER INFORMATION

    Item 1. Legal Proceedings...................................................   20

    Item 6. Exhibits and Reports on Form 8-K....................................   20

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         EATERIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,        December 30,
                                                                          2002              2001
                                                                      ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $    808,799      $    999,533
     Receivables                                                         1,148,998         1,378,018
     Inventories                                                           871,230           958,354
     Deferred income taxes                                                 362,663           362,663
     Prepaid expenses and other                                          1,711,725           706,306
                                                                      ------------      ------------
          Total current assets                                           4,903,415         4,404,874

Property and equipment, at cost                                         54,978,740        54,626,252
Less: Landlord finish-out allowances                                   (17,168,866)      (17,459,166)
Less: Accumulated depreciation and amortization                        (17,791,757)      (15,935,445)
                                                                      ------------      ------------
     Net property and equipment                                         20,018,117        21,231,641
Deferred income taxes                                                    1,692,179         1,796,378
Goodwill, net                                                            2,079,833         2,180,833
Other assets                                                               687,309           642,744
                                                                      ------------      ------------
     Total assets                                                     $ 29,380,853      $ 30,256,470
                                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $  5,477,430      $  7,736,378
     Accrued liabilities                                                 3,324,729         4,091,094
     Current portion of long-term debt                                   2,228,571         1,228,571
                                                                      ------------      ------------
          Total current liabilities                                     11,030,730        13,056,043

Deferred credit                                                          1,484,946           998,509
Other liabilities                                                          256,125           303,625
Long-term obligations, net of current portion                            8,813,230         8,682,486
Commitments and contingencies                                                   --                --
                                                                      ------------      ------------
     Total liabilities                                                  21,585,031        23,040,663

Stockholders' equity:
     Preferred stock, none issued                                               --                --
     Common stock                                                            9,044             9,044
     Additional paid-in capital                                         10,370,359        10,370,359
     Accumulated other comprehensive income (loss), net of tax             (60,000)         (171,000)
     Retained earnings                                                   4,838,736         4,330,646
     Treasury stock, at cost                                            (7,362,317)       (7,323,242)
                                                                      ------------      ------------
          Total stockholders' equity                                     7,795,822         7,215,807
     Total liabilities and stockholders' equity                       $ 29,380,853      $ 30,256,470
                                                                      ============      ============


See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Thirteen Weeks Ended
                                                   June 30,           July 1,
                                                     2002              2001
                                                 ------------      ------------
REVENUES
     Food and beverage sales                     $ 23,640,297      $ 23,396,845
     Franchise fees and royalties                     166,808            83,269
     Other income                                     121,951           174,558
                                                 ------------      ------------
          Total revenues                           23,929,056        23,654,672

COSTS AND EXPENSES
     Costs of sales                                 6,254,237         6,466,952
     Operating expenses                            15,048,058        15,196,574
     (Gain) loss on disposal of assets               (356,429)          120,000
     Pre-opening costs                                     --            69,000
     General and administrative                     1,401,579         1,552,820
     Depreciation and amortization                  1,028,620         1,035,404
     Interest expense                                 180,365           233,702
                                                 ------------      ------------
          Total costs and expenses                 23,556,430        24,674,452
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     372,626        (1,019,780)

PROVISION (BENEFIT) FOR INCOME TAXES                  106,500          (359,123)
                                                 ------------      ------------

NET INCOME (LOSS)                                $    266,126      $   (660,657)
                                                 ============      ============

BASIC EARNINGS (LOSS) PER SHARE                  $        .09      $       (.22)
                                                 ============      ============

DILUTED EARNINGS (LOSS) PER SHARE                $        .09      $       (.22)
                                                 ============      ============















See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Twenty-six Weeks Ended
                                                   June 30,          July 1,
                                                     2002             2001
                                                 ------------     ------------
REVENUES
     Food and beverage sales                     $ 49,218,938     $ 48,903,062
     Franchise fees and royalties                     259,717          260,251
     Other income                                     258,741          358,060
                                                 ------------     ------------
          Total revenues                           49,737,396       49,521,373

COSTS AND EXPENSES
     Costs of sales                                13,267,223       13,397,009
     Operating expenses                            30,603,020       30,996,094
     (Gain) loss on disposal of assets               (135,236)         270,000
     Pre-opening costs                                     --          330,000
     General and administrative                     2,835,049        2,919,740
     Depreciation and amortization                  2,074,908        2,084,526
     Interest expense                                 376,842          516,004
                                                 ------------     ------------
          Total costs and expenses                 49,021,806       50,513,373
                                                 ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     715,590         (992,000)

PROVISION (BENEFIT) FOR INCOME TAXES                  207,500         (352,930)
                                                 ------------     ------------

NET INCOME (LOSS)                                $    508,090     $   (639,070)
                                                 ============     ============

BASIC EARNINGS (LOSS) PER SHARE                  $        .17     $       (.22)
                                                 ============     ============

DILUTED EARNINGS (LOSS) PER SHARE                $        .17     $       (.22)
                                                 ============     ============

















See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Twenty-six Weeks Ended
                                                                   June 30,           July 1,
                                                                     2002              2001
                                                                 ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                           $    508,090      $   (639,070)
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                             2,074,908         2,084,526
          Provision for income taxes                                  207,500          (352,930)
          Deferred income taxes                                      (103,301)         (359,671)
          Loss on sale of note receivables                                 --            23,078
          (Gain) loss on disposal of assets                          (135,236)          270,000
          (Increase) decrease in operating assets:
               Receivables                                            250,029          (515,699)
               Inventories                                             87,124           169,772
               Prepaids and other current                          (1,005,419)          772,977
               Other                                                    8,144                --
          Increase (decrease) in operating liabilities:
               Accounts payable                                    (2,258,948)       (1,921,838)
               Accrued liabilities                                   (655,365)       (2,292,490)
               Other liabilities                                      438,937           551,146
                                                                 ------------      ------------
          Total adjustments                                        (1,091,627)       (1,571,130)
                                                                 ------------      ------------
          Net cash used in operating activities                      (583,537)       (2,210,200)
                                                                 ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                          (1,178,566)       (1,666,918)
     Landlord allowances                                              129,700           731,000
     Proceeds from sale of restaurant                                 500,000           252,107
     Payments made for lease termination                             (150,000)               --
     Proceeds from sale of note receivable                                 --           115,500
     Payments received on notes receivable                                 --             9,269
                                                                 ------------      ------------
          Net cash used in investing activities                      (698,866)         (559,042)
                                                                 ------------      ------------

Cash flows from financing activities:
     Payments on long-term obligations                               (616,256)         (614,285)
     Borrowings under revolving credit agreements                  17,897,000        18,422,000
     Payments under revolving credit agreements                   (16,150,000)      (15,190,000)
     Purchase of treasury stock                                       (39,075)         (139,219)
     Proceeds from exercise of stock options                               --            11,374
                                                                 ------------      ------------
          Net cash provided by financing activities                 1,091,669         2,489,870
                                                                 ------------      ------------
Decrease in cash and cash equivalents                                (190,734)         (279,372)
Cash and cash equivalents at beginning of period                      999,533           875,892
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $    808,799      $    596,520
                                                                 ============      ============






See notes to condensed consolidated financial statements.

                         EATERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

Certain reclassifications have been made to the previously presented 2001 balances to conform to the 2002 presentation. Such reclassifications had no impact on total assets or net income.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

                                     June 30,      December 30,
                                       2002            2001
                                   -----------     -----------
General ......................     $   291,000     $   159,000
Vendor rebates ...............         488,000         254,000
Franchisees ..................         120,000          38,000
Banquets .....................          80,000          33,000
Insurance refunds ............          85,000         191,000
Legal reimbursement ..........              --         516,000
Other ........................          85,000         187,000
                                   -----------     -----------
                                   $ 1,149,000     $ 1,378,000
                                   ===========     ===========

Accrued liabilities are comprised of the following:

                                     June 30,      December 30,
                                       2002            2001
                                   -----------     -----------
Compensation .................     $ 1,523,000     $ 1,542,000
Taxes, other than income .....         791,000         831,000
Other ........................       1,011,000       1,718,000
                                   -----------     -----------
                                   $ 3,325,000     $ 4,091,000
                                   ===========     ===========

Note 3 - Supplemental Cash Flow Information

Interest of $375,556 and $537,725 was paid for the twenty-six weeks ended June 30, 2002 and July 1, 2001, respectively.

For the twenty-six-week periods ended June 30, 2002 and July 1, 2001, the Company had the following non-cash investing and financing activities:

                                                                         Twenty-six Weeks Ended
                                                                        June 30,         July 1,
                                                                         2002             2001
                                                                      ---------       -----------
Increase in additional paid-in capital as a result of tax
     benefits from the exercise of non-qualified
     stock options ..............................................     $        --     $     6,496
Asset write-offs related to restaurant closures .................         408,048         587,418
Decrease in goodwill from sale of restaurant ....................         101,000              --
Decrease in accumulated other comprehensive income ..............         111,000              --
Increase in notes receivable from finance of sale of restaurant .          73,720              --

Note 4 - Stock Repurchases

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. During the second quarter of 2002, 12,900 shares were repurchased for $39,075. As of June 30, 2002, 210,662 shares have been repurchased under this plan for a total purchase price of approximately $734,075. Subsequent to June 30, 2002, an additional 20,000 shares were repurchased for $60,000.

Note 5 - Restaurant Acquisitions and Dispositions

      In 2001, the Company sold two Garcia's Mexican Restaurant's located in Davie, FL and Pleasant Hill, CA. No gain or loss was recorded on the disposal. In July 2001, the Company terminated the lease on one under-performing Garfield's Restaurant & Pub in Anderson, SC, resulting in a charge to restaurant closure expense of approximately $36,000. Leases on four Company-owned restaurants that expired in January (2), May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $242,000 was recorded to loss on disposal of assets.

      In March 2002, the Company terminated the lease on one Garfield's located in North Riverside, IL. As part of the agreement, the Company agreed to pay $210,000 in lieu of future rent to the landlord. This amount has been accrued for and charged to restaurant closure expense, which is included in the consolidated statements of income. In June 2002, the Company sold one Garcia's Mexican Restaurant located in Denver, CO, to the local operator who signed a franchise agreement for this location and a development agreement for two future locations in the Denver area. A gain of approximately $357,000 ($250,000 net of tax) is included in gain on disposal of assets on the consolidated statements of income, which included a goodwill write-off of $101,000. The amount of goodwill written off in the gain calculation was determined by comparing the Company's estimate of the fair value of the sold location to the fair value of the concept to which the goodwill relates.

Note 6 - Earnings Per Share ("EPS")

The following tables set forth the computation of basic and diluted EPS for the twenty-six week periods ended June 30, 2002, and July 1, 2001:


                                                                     Thirteen Weeks Ended
                                                                 -----------------------------
                                                                    June 30,         July 1,
                                                                      2002            2001
                                                                 ------------     ------------
Numerator:
      Net income (loss) ....................................     $    266,126     $   (660,657)
                                                                 ============     ============
Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding ........................................        2,997,169        2,958,065
      Dilutive effect of nonqualified stock options ........          108,061               --
                                                                 ------------     ------------
        Denominator for diluted EPS ........................        3,105,230        2,958,065
                                                                 ============     ============
Basic EPS ..................................................     $        .09     $       (.22)
                                                                 ============     ============
Diluted EPS ................................................     $        .09     $       (.22)
                                                                 ============     ============

                                                                     Twenty-six Weeks Ended
                                                                 -----------------------------
                                                                   June 30,          July 1,
                                                                     2002             2001
                                                                 ------------     ------------

Numerator:
      Net income (loss) ....................................     $    508,090     $   (639,070)
                                                                 ============     ============

Denominator:
      Denominator for basic EPS- weighted average shares
        outstanding ........................................        2,998,743        2,961,359
      Dilutive effect of nonqualified stock options ........           64,231               --
                                                                 ------------     ------------
        Denominator for diluted EPS ........................        3,062,974        2,961,359
                                                                 ============     ============
Basic EPS ..................................................     $        .17     $       (.22)
                                                                 ============     ============
Diluted EPS ................................................     $        .17     $       (.22)
                                                                 ============     ============

Note 7 - Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement were effective starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective December 31, 2001. Due to the adoption of SFAS No. 142, the Company no longer amortizes goodwill. For the twenty-six weeks ended July 1, 2001, the Company recorded $63,229 to goodwill amortization. Pro forma net loss for the twenty-six weeks ended July 1, 2001, would have been $575,841 ($0.19 basic and diluted loss per share) if SFAS No. 142 would have been effective during that period. The Company's impairment test of goodwill did not indicate any impairment on the balance as of June 30, 2002, other than the amount allocated and written off due to the sale of the one Garcia's location.

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

Note 8 - Long-term Obligations

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of June 30, 2002, the Company had outstanding borrowings of approximately $5,721,000 under the revolving line of credit. Outstanding borrowings under the term loan bear interest at three-month LIBOR plus 2.50% (4.40% as of June 30, 2002). Outstanding borrowings under the revolving line of credit bear interest at the greater of three month LIBOR plus 2.50% or 5.00% (5.00% at June 30, 2002). The interest rate is reset quarterly. There is no non-use fee related to either facility. The Company amended its revolving credit facility as of June 30, 2002, extending the maturity of the revolving line of credit to September 30, 2003. Accordingly, the debt has been classified as long-term as of June 30, 2002, on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. As of June 30, 2002, the outstanding balance of the term loan was $4,320,631. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of June 30, 2002 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.00% (5.00% at June 30, 2002), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended on June 30, 2002 and matures on September 30, 2002.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of June 30, 2002 was $3,985,066. The unrealized losses for the periods ended June 30, 2002 and December 30, 2001 are included in accumulated other comprehensive income on the consolidated balance sheets.

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

INTRODUCTION

As of June 30, 2002, the Company owned and operated 65 locations (47 Garfield's, 16 Garcia's, 2 Pepperoni Grills), franchised 9 Garfield's and 1 Garcia's and licensed 1 Garcia's restaurants. The Company is working with franchisees on the development of restaurants located in Arizona, Colorado, Indiana, Florida, Nebraska and Nevada. As of the date of this report, the entire system includes 76 restaurants of which 65 are Company-owned. The Company expects that 3 additional franchised locations will open in 2002.

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

LEGAL PROCEEDINGS

         In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia's in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney's fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount of $1,854,000, bringing the total to approximately $8,405,000 plus attorneys fees and costs. During the first quarter, the Company received approximately $516,000 for reimbursement of legal fees. No amounts related to actual damages awarded have been included in the consolidated statements of income. As of the date of this report, the case is currently in appeal by both parties.

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

PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:


                                                      THIRTEEN WEEKS             TWENTY-SIX WEEKS
                                                          ENDED                       ENDED
                                                 June 30,       July 1,       June 30,       July 1,
                                                  2002           2001           2002           2001
                                               ----------     ----------     ----------     ----------
Statements of Operations Data:
Revenues:
     Food and beverage sales .............          98.8%          98.9%          99.0%          98.8%
     Franchise fees and royalties ........           0.7%           0.4%           0.5%           0.5%
     Other income ........................           0.5%           0.7%           0.5%           0.7%
                                               ---------      ---------      ---------      ---------
                                                   100.0%         100.0%         100.0%         100.0%
Costs and Expenses:
     Costs of sales (1) ..................          26.5%          27.6%          27.0%          27.4%
     Operating expenses (1) ..............          63.7%          65.0%          62.2%          63.4%
     (Gain) loss on disposal of assets ...          (1.5)%          0.5%          (0.3)%          0.5%
     Pre-opening costs (1) ...............           0.0%           0.3%           0.0%           0.7%
     General and administrative ..........           5.9%           6.6%           5.7%           5.9%
     Depreciation and amortization (1) ...           4.4%           4.4%           4.2%           4.3%
     Interest expense ....................           0.8%           1.0%           0.8%           1.0%
                                               ---------      ---------      ---------      ---------
Income before income taxes ...............           1.6%          (4.3)%          1.4%          (2.0)%
Provision for income taxes ...............           0.4%          (1.5)%          0.4%          (0.7)%
                                               ---------      ---------      ---------      ---------
Net income ...............................           1.1%          (2.8)%          1.0%          (1.3)%
                                               =========      =========      =========      =========
Selected Operating Data:
(Dollars in thousands)
System-wide sales:
     Company restaurants .................     $  23,640      $  23,397      $  49,219      $  48,903
     Franchise restaurants ...............         3,716          2,288          6,149          4,758
                                               ---------      ---------      ---------      ---------
         Total ...........................     $  27,356      $  25,685      $  55,368      $  53,661
                                               =========      =========      =========      =========
Number of restaurants
(at end of period):
     Company restaurants .................            65             65             65             65
     Franchise restaurants ...............            11              7             11              7
                                               ---------      ---------      ---------      ---------
         Total ...........................            76             72             76             72
                                               =========      =========      =========      =========

(1) As a percentage of food and beverage sales.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2002, the Company recorded net income of $266,126 ($0.09 per common share) on revenues of $23,929,056. This compares to a net loss of $(660,657) (($0.22) per common share) for the quarter ended July 1, 2001, on revenues of $23,654,672. For the twenty-six weeks ended June 30, 2002, the Company recorded net income of $508,090 ($0.17 per common share) on revenues of $49,737,396. This compares to a net loss of $(639,070) (($0.22) per common share) for the twenty-six weeks ended July 1, 2001.

REVENUES

Company revenues for the thirteen and twenty-six week periods ended June 30, 2002, increased 1.2% and 0.4% over the revenues reported for the same periods in 2001. The revenue increase relates primarily to same store sales increases in 2002. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:

                                                    Number of Operating           Average Weekly Sales Per
                                                           Weeks                           Unit
       --------------------    ------------    ----------------------------    -----------------------------
             Period             Number of       Thirteen       Twenty-six        Thirteen       Twenty-six
              Ended            Units Open         Weeks           Weeks           Weeks            Weeks
       --------------------    ------------    ------------    ------------    -------------    ------------
       Garfield's:
       June 30, 2002               48              624            1,248          $26,761          $28,024
       July 1, 2001                48              627            1,259          $26,230          $27,211

       Garcia's:
       June 30, 2002               15              206              414          $29,338          $30,088
       July 1, 2001                15              204              412          $28,554          $30,485

       Pepperoni Grill:
       June 30, 2002                2               26               52          $32,884          $33,107
       July 1, 2001                 2               26               52          $33,749          $34,945

For the thirteen weeks ended June 30, 2002, average weekly sales per unit for Garfield's increased $531 or 2.0% versus the quarter ended July 1, 2001. Average weekly sales per unit for Garfield's increased by $813 or 3.0% for the twenty-six weeks ended June 30, 2002, versus the previous year's results. The primary reason for the increase is due to higher check averages.

For the thirteen weeks ended June 30, 2002, average weekly sales per unit for Garcia's increased $784 or 2.7% versus the quarter ended July 1, 2001. Average weekly sales per unit for Garcia's decreased by $397 or 1.3% for the twenty-six weeks ended June 30, 2002, versus the previous year. This increase is primarily due to higher check averages.

For the thirteen weeks ended June 30, 2002, average weekly sales per unit for Pepperoni Grill decreased $865 or 2.6% versus the same period in 2001. Average weekly sales per unit for Pepperoni Grill decreased by $1,838 or 5.3% for the twenty-six weeks ended June 30, 2002, versus the previous year. This decrease is primarily due to one of the mall-based units losing an anchor and a movie theater, driving less traffic into the mall.

Franchise fees and continuing royalties decreased to $259,717 during the twenty-six weeks ended June 30, 2002 versus $260,251 during the twenty-six weeks ended July 1, 2001.

Other income for the twenty-six weeks ended June 30, 2002 was $258,741 as compared to the previous year's amount of $358,060. This decrease is due primarily to the Company collecting an insurance claim in 2001 that was previously denied by the insurance company for store related repairs expensed in 2000 that were reimbursable under the Company's property insurance coverage.

COSTS AND EXPENSES

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

                           Thirteen Weeks Ended         Twenty-six Weeks Ended
                         ------------------------      ------------------------
                          June 30,        July 1,       June 30,       July 1,
                            2002           2001           2002           2001
                         ---------      ---------      ---------      ---------
Garfield's:
  Costs of sales ...          26.8%          27.9%          27.5%          27.7%
  Labor costs ......          29.1%          29.0%          28.1%          28.8%
                         ---------      ---------      ---------      ---------
    Total ..........          55.9%          56.9%          55.6%          56.5%
                         =========      =========      =========      =========
Garcia's:
  Cost of sales ....          25.6%          26.9%          25.7%          26.5%
  Labor costs ......          30.5%          28.8%          29.8%          29.6%
                         ---------      ---------      ---------      ---------
    Total ..........          56.1%          55.7%          55.5%          56.1%
                         =========      =========      =========      =========
Pepperoni Grill:
  Cost of sales ....          25.4%          27.3%          25.7%          27.1%
  Labor costs ......          29.3%          28.4%          29.4%          28.3%
                         ---------      ---------      ---------      ---------
    Total ..........          54.7%          55.7%          55.1%          55.4%
                         =========      =========      =========      =========
Total Company:
  Cost of sales ....          26.5%          27.6%          27.0%          27.4%
  Labor costs ......          29.5%          29.0%          28.6%          29.0%
                         ---------      ---------      ---------      ---------
    Total ..........          56.0%          56.6%          55.6%          56.4%
                         =========      =========      =========      =========


Costs of sales as a percentage of food and beverage sales for Garfield's in the quarters ended June 30, 2002 and July 1, 2001 was 26.8% and 27.9% respectively. This decrease is primarily due to promotions with lower cost items and better overall cost control in the second quarter.

Garcia's costs of sales as a percentage of food and beverage sales was 25.6% in the quarter ended June 30, 2002 versus 26.9% in the quarter ended July 1, 2001. This decrease is primarily due to promotions with lower cost items and better overall cost control in the second quarter.

Costs of sales as a percentage of food and beverage revenue for Pepperoni Grill was 25.4% for the quarter ended June 30, 2002 compared to 27.3% for the quarter ended July 1, 2001. This decrease is primarily due to promotions with lower cost items and better overall cost control in the second quarter.

Labor costs for Garfield's increased to 29.1% of food and beverage sales during the quarter ended June 30, 2002, versus 29.0% during the 2001 comparable period.

Garcia's labor costs increased to 30.5% of food and beverage sales during the quarter ended June 30, 2002, versus 28.8% in the quarter ended July 1, 2001. This increase is due to lower sales volumes in the four mall-based Garcia's.

Labor cost in Pepperoni Grill increased to 29.3% during the quarter ended June 30, 2002 versus 28.4% during the 2001 comparable period. This increase was due to lower sales volumes in the Penn Square location, which has higher fixed management labor costs.

For the thirteen weeks ended June 30, 2002, operating expenses as a percentage of food and beverage sales decreased to 63.7% from 65.5% in the thirteen weeks ended July 1, 2001. For the twenty-six weeks ended June 30, 2002, operating expenses increased to 62.2% of food and beverage sales versus 63.9% in the 2001 period. This decrease primarily related to decreased store closure, utilities and benefit costs.

Restaurant pre-opening costs, which are expensed as incurred, were $69,000 for the quarter ended July 1, 2001, and $330,000 for the twenty-six week period ended July 1, 2001. The Company did not have any units under construction during the twenty-six weeks ended June 30, 2002.

During the thirteen and twenty-six week periods ended June 30, 2002 and July 1, 2001, general and administrative costs as a percentage of total revenues changed to 5.9% and 5.7% from 6.6% and 5.9%, respectively. The decrease for the thirteen-week period ended June 30, 2002 is primarily due to effective cost cutting measures throughout the Company.

For the thirteen weeks ended June 30, 2002 depreciation and amortization expense was $1,028,620 (4.4% of food and beverage sales) compared to $1,035,404 (4.4% of food and beverage sales) in the thirteen weeks ended July 1, 2001. For the twenty-six weeks ended June 30, 2002, depreciation and amortization expense was $2,074,908 (4.2% of food and beverage sales) compared to $2,084,526 (4.3% of food and beverage sales) in the twenty-six weeks ended July 1, 2001.

For the thirteen weeks ended June 30, 2002 interest expense decreased to $180,365 (0.8% of total revenues) from $233,702 (1.0% of total revenues) for the thirteen weeks ended July 1, 2001. For the twenty-six week period ended June 30, 2002, interest expense decreased to $376,842 (0.8% of total revenues) from $516,004 (1.0% of total revenues) in the comparable 2001 period. The decrease primarily related to lower interest rates and average debt balance, which is a result of term loan payments and less construction than in the prior year.

INCOME TAXES

The Company's provision for income taxes was $106,500 and $207,500 for the thirteen and twenty-six weeks ended June 30, 2002, versus a benefit of $359,123 and $352,930, respectively, for the 2001 comparable periods. The effective tax rates for the periods ended June 30, 2002 and July 1, 2001, are as follows:


                                                   Thirteen Weeks                        Twenty-six Weeks
                                            June 30,           July 1,              June 30,            July 1,
                                              2002              2001                  2002                2001
                                           ---------          ---------            ---------           ---------
Effective income tax rates..........         29.0%              (35.2)%              29.0%              (35.6)%

Effective income tax rates are lower during periods with net income due to the large amount of FICA tax credits on tipped employees that the Company is allowed as a reduction of its calculated income tax liability.

EARNINGS PER SHARE ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,997,169 and 2,958,065 in the quarters ended June 30, 2002 and July 1, 2001, respectively, and 2,998,743 and 2,961,359 in the twenty-six weeks ended June 30, 2002 and July 1, 2001, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 3,105,230 and 2,958,065 in the quarters ended June 30, 2002 and July 1, 2001, respectively, and 3,062,974 and 2,961,359 in the twenty-six weeks ended June 30, 2002 and July 1, 2001, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's current ratio was 0.45 to 1 compared to 0.34 to 1 at December 30, 2001. The Company's working capital deficit was $(6,127,000) at June 30, 2002 versus $(8,651,000) at December 30, 2001. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company's revolving line of credit.

During the twenty-six weeks ended June 30, 2002, the Company had net cash used in operating activities of $584,000 as compared to $2,200,000 during the comparable 2001 period.

The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company's net capital expenditures and working capital requirements during 2002.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company's common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company's existing loan agreement. As of June 30, 2002, the Company had outstanding borrowings of approximately $5,721,000 under the revolving line of credit. Outstanding borrowings under the term loan bear interest at three-month LIBOR plus 2.50% (4.40% as of June 30, 2002). Outstanding borrowings under the revolving line of credit bear interest at the greater of three month LIBOR plus 2.50% or 5.00% (5.00% at June 30, 2002). The interest rate is reset quarterly. There is no non-use fee related to either facility. The Company amended its revolving credit facility as of June 30, 2002, extending the maturity of the revolving line of credit to September 30, 2003. Accordingly, the debt has been classified as long-term as of June 30, 2002, on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. As of June 30, 2002, the outstanding balance of the term loan was $4,320,631. The term loan converts to a five-year amortization schedule if the Company's debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company's ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company's maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions. The revolving credit facility included in this loan agreement provides the Company adequate borrowing capacity to continue its expansion plans for Garfield's and Garcia's for the next two years.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of June 30, 2002 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.00% (5.00% at June 30, 2002), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended on June 30, 2002 and matures on September 30, 2002.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of June 30, 2002 was $3,985,066. The unrealized losses for the periods ended June 30, 2002 and December 30, 2001 are included in accumulated other comprehensive income on the consolidated balance sheets.

In April 1997, the Company's Board of directors authorized the repurchase of up to 200,000 shares of the Company's common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. During the second quarter of 2002, 12,900 shares were repurchased for $39,075. As of June 30, 2002, 210,662 shares have been repurchased under this plan for a total purchase price of approximately $734,075. Subsequent to June 30, 2002, an additional 20,000 shares were repurchased for $60,000.

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


Item 6. Exhibits and Reports on Form 8-K.

     (a) Filed as exhibit to Registrant's Current Report on Form 8-K dated June 25, 2002, (File No. 0-14968) and incorporated by reference herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EATERIES, INC.
                                     Registrant


Date: August 9, 2002                 By: /s/ BRADLEY L. GROW
                                         -----------------------------------
                                     Bradley L. Grow
                                     Vice President
                                     Chief Financial Officer

                             OFFICER CERTIFICATIONS


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

     1. The Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

     2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of operations of the Company.



Date: August 9, 2002     By: /s/ VINCENT F. ORZA, JR.
                             -----------------------------
                         Vincent F. Orza, Jr.
                         Chief Executive Officer


Date: August 9, 2002     By: /s/ BRADLEY L. GROW
                             -----------------------------
                         Bradley L. Grow
                         Chief Financial Officer