Form 10-Q
period 2002-09-30
EATERIES INC
filed 2002-11-12
CIK 796369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended September 29, 2002.
Commission File Number: 0-14968

EATERIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1230348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 S. Santa Fe Ave. Edmond, Oklahoma	73003
(Address of principal executive offices)	(Zip Code)

(405) 705-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 30, 2002, 2,967,417 common shares, $.002 par value, were outstanding.

EATERIES, INC. AND SUBSIDIARIES FORM 10-Q INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
September 29, 2002 and December 30, 2001	4

Condensed Consolidated Statements of
Income (unaudited)
Thirteen weeks ended September 29, 2002
and September 30, 2001	5

Thirty-nine weeks ended September 29, 2002
and September 30, 2001	6

Condensed Consolidated Statements of
Cash Flows (unaudited)
Thirty-nine weeks ended September 29, 2002
and September 30, 2001	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	12

Item 4. Controls and Procedures	18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits and Reports on Form 8-K	20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29,	December 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 866,236	$ 999,533
Receivables	1,006,005	1,378,018
Inventories	799,297	958,354
Deferred income taxes	362,663	362,663
Prepaid expenses and other	791,578	706,306
Total current assets	3,825,779	4,404,874

Property and equipment, at cost	54,857,226	54,626,252
Less: Landlord finish-out allowances	(17,168,866)	(17,459,166)
Less: Accumulated depreciation and amortization	(18,549,500)	(15,935,445)
Net property and equipment	19,138,859	21,231,641
Deferred income taxes	1,920,640	1,796,378
Goodwill, net	1,775,833	2,180,833
Other assets	749,197	642,744
Total assets	$27,410,308	$30,256,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 4,372,858	$ 7,736,378
Accrued liabilities	3,299,065	4,091,094
Current portion of long-term debt	2,228,571	1,228,571
Total current liabilities	9,900,494	13,056,043

Deferred credit	1,319,462	998,509
Other liabilities	265,304	303,625
Long-term obligations, net of current portion	8,633,230	8,682,486
Commitments and contingencies	---	---
Total liabilities	20,118,490	23,040,663

Stockholders’ equity:
Preferred stock, none issued	---	---
Common stock	9,044	9,044
Additional paid-in capital	10,370,359	10,370,359
Accumulated other comprehensive loss, net of tax	(25,000)	(171,000)
Retained earnings	4,359,756	4,330,646
Treasury stock, at cost	(7,422,341)	(7,323,242)
Total stockholders’ equity	7,291,818	7,215,807
Total liabilities and stockholders’ equity	$27,410,308	$30,256,470

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	September 29,	September 30,
	2002	2001
REVENUES
Food and beverage sales	$ 21,753,474	$ 23,143,399
Franchise fees and royalties	164,252	200,772
Other income	111,486	214,696
Total revenues	22,029,212	23,558,867

COSTS AND EXPENSES
Costs of sales	5,924,638	6,462,199
Operating expenses	14,453,118	14,850,962
General and administrative	1,407,723	1,408,800
Pre-opening costs	---	99,000
(Gain) loss on disposal of assets	(258,429)	90,000
Depreciation and amortization	1,004,316	1,055,687
Interest expense	172,326	250,532
Total costs and expenses	22,703,692	24,217,180

LOSS BEFORE INCOME TAXES	(674,480)	(658,313)

BENEFIT FROM INCOME TAXES	(195,500)	(190,508)

NET LOSS	$ (478,980)	$ (467,805)

BASIC LOSS PER COMMON SHARE	$ (0.16)	$ (0.16)

DILUTED LOSS PER COMMON SHARE	$ (0.16)	$ (0.16)

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	September 29,	September 30,
	2002	2001
REVENUES
Food and beverage sales	$ 70,972,412	$ 72,046,461
Franchise fees and royalties	423,969	461,023
Other income	370,226	572,756
Total revenues	71,766,607	73,080,240

COSTS AND EXPENSES
Costs of sales	19,191,861	19,859,208
Operating expenses	45,056,138	45,847,056
General and administrative	4,242,772	4,328,541
Pre-opening costs	---	429,000
(Gain) loss on disposal of assets	(393,665)	360,000
Depreciation and amortization	3,079,224	3,140,214
Interest expense	549,167	766,536
Total costs and expenses	71,725,497	74,730,555

INCOME (LOSS) BEFORE INCOME TAXES	41,110	(1,650,315)

PROVISION (BENEFIT) FOR INCOME TAXES	12,000	(543,439)

NET INCOME (LOSS)	$ 29,110	$ (1,106,876)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$ 0.01	$ (0.37)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$ 0.01	$ (0.37)

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	September 29,	September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ 29,110	$ (1,106,876)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	3,079,224	3,140,214
Provision for income taxes	12,000	(543,439)
Deferred income taxes	(112,262)	(3,959)
Loss on sale of note receivables	---	23,078
Gain on disposal of assets	(393,665)	---
(Increase) decrease in operating assets:
Receivables	413,412	(557,030)
Inventories	159,057	145,131
Prepaids and other current	(85,272)	987,038
Other	47,685	(84,213)
Increase (decrease) in operating liabilities:
Accounts payable	(3,363,520)	(2,102,513)
Accrued liabilities	(646,029)	(1,607,205)
Other liabilities	282,632	491,116
Total adjustments	(606,738)	(111,782)
Net cash used in operating activities	(577,628)	(1,218,658)

Cash flows from investing activities:
Capital expenditures	(1,584,533)	(2,369,630)
Landlord allowances	129,700	731,000
Proceeds from sale of restaurant	1,250,000	252,107
Payments made for lease termination	(210,000)	---
Proceeds from sale of note receivable	---	115,500
Payments received on notes receivable	5,549	12,269
Net cash used in investing activities	(409,284)	(1,258,754)

Cash flows from financing activities:
Payments on long-term obligations	(1,044,286)	(1,044,286)
Borrowings under revolving credit agreements	23,997,000	23,847,000
Payments under revolving credit agreements	(22,000,000)	(20,615,000)
Purchase of treasury stock	(99,099)	(139,219)
Proceeds from exercise of stock options	---	20,007
Net cash provided by financing activities	853,615	2,068,502

Decrease in cash and cash equivalents	(133,297)	(408,910)
Cash and cash equivalents at beginning of period	999,533	875,892
Cash and cash equivalents at end of period	$ 866,236	$ 466,982

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

Certain reclassifications have been made to the previously presented 2001 balances to conform to the 2002 presentation. Such reclassifications had no impact on total assets or net income.

Note 2 - Balance Sheet Information

Receivables are comprised of the following:

	September 29, 2002	December 30, 2001

General	$ 216,000	$ 159,000
Vendor rebates	530,000	254,000
Franchisees	87,000	38,000
Banquets	81,000	33,000
Insurance refunds	---	191,000
Legal reimbursement	---	516,000
Notes receivable	73,000	110,000
Other	19,000	77,000
	$ 1,006,000	$ 1,378,000

Accrued liabilities are comprised of the following:

	September 29, 2002	December 30, 2001

Compensation	$ 1,558,000	$ 1,542,000
Taxes, other than income	643,000	831,000
Other	1,098,000	1,718,000
	$ 3,299,000	$ 4,091,000

Note 3 - Supplemental Cash Flow Information

Interest of $554,108 and $777,389 was paid for the thirty-nine weeks ended September 29, 2002 and September 30, 2001, respectively.

For the thirty-nine week periods ended September 29, 2002 and September 30, 2001, the Company had the following non-cash investing and financing activities:

	Thirty-nine Weeks Ended
	September 29, 2002	September 30, 2001
Increase in additional paid-in capital as a result of tax benefits from the exercise of non-qualified stock options	$ ---	$ 6,496
Asset write-offs related to restaurant sales and closures	1,003,469	597,808
Decrease in goodwill from sale of restaurant	405,000	---
Decrease in accumulated other comprehensive income	146,000	---
Increase in notes receivable from finance of sale of restaurant	273,720	---

Note 4 - Stock Repurchases

In April 1997, the Company’s Board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. During the third quarter of 2002, 20,000 shares were repurchased for $60,024. As of September 29, 2002, 230,662 shares have been repurchased under this plan for a total purchase price of approximately $794,099. No shares have been repurchased subsequent to September 29, 2002.

Note 5 - Restaurant Acquisitions and Dispositions

In 2001, the Company sold two Garcia’s Mexican Restaurant’s located in Davie, FL and Pleasant Hill, CA. No gain or loss was recorded on the disposal. In July 2001, the Company terminated the lease on one under-performing Garfield’s Restaurant & Pub in Anderson, SC, resulting in a charge to restaurant closure expense of approximately $36,000. Leases on four Company-owned restaurants that expired in January (2), May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $242,000 was recorded to loss on disposal of assets.

In March 2002, the Company terminated the lease on one Garfield’s located in North Riverside, IL. As part of the agreement, the Company agreed to pay $210,000 in lieu of future rent to the landlord. This amount has been accrued for and charged to restaurant closure expense, which is included in the consolidated statements of income. In June 2002, the Company sold one Garcia’s Mexican Restaurant located in Denver, CO, to the local operator who signed a franchise agreement for this location and a development agreement for two future locations in the Denver area. A gain of approximately $357,000 ($250,000 net of tax) is included in gain on disposal of assets on the consolidated statements of income, which included a goodwill write-off of $101,000. In August 2002, the Company sold one Garcia’s Mexican Restaurant located in Carmichael, CA, and one located in Idaho Falls, ID. The purchaser signed a franchise agreement for these locations. A gain of approximately $259,000 is included in gain on disposal of assets on the consolidated statements of income. This gain included a goodwill write-off of $304,000. The amounts of goodwill written off in the gain calculation were determined by comparing the Company’s estimate of the fair value of the sold locations to the fair value of the concept to which the goodwill relates.

Note 6 - Earnings Per Share ("EPS")

The following tables set forth the computation of basic and diluted EPS for the thirteen and thirty-nine week periods ended September 29 2002, and September 30, 2001:
	Thirteen Weeks Ended
	September 29,	September 30,
	2002	2001
Numerator:
Net loss	$ (478,980)	$ (467,805)

Denominator:
Denominator for basic EPS -      weighted average share outstanding
	2,979,147	2,959,351
Dilutive effect of nonqualified stock options
	---	---
Denominator for diluted EPS	2,979,147	2,959,351

Basic EPS	$ (0.16)	$ (0.16)

Diluted EPS	$ (0.16)	$ (0.16)
	Thirty-nine Weeks Ended
	September 29,	September 30,
	2002	2001
Numerator:
Net income (loss)	$ 29,110	$ (1,106,876)

Denominator:
Denominator for basic EPS - weighted average shares outstanding
	2,988,960	2,960,690
Dilutive effect of nonqualified stock options
	99,021	---
Denominator for diluted EPS	3,087,981	2,960,690

Basic EPS	$ 0.01	$ (0.37)

Diluted EPS	$ 0.01	$ (0.37)

Note 7 – Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement were effective starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective December 31, 2001. Due to the adoption of SFAS No. 142, the Company no longer amortizes goodwill. For the thirty-nine weeks ended September 30, 2001, the Company recorded $94,843 to goodwill amortization. Pro forma net loss for the thirty-nine weeks ended September 30, 2001, would have been $1,012,033 ($0.34 basic and diluted loss per share) if SFAS No. 142 would have been effective during that period. The Company’s impairment test of goodwill did not indicate any impairment on the balance as of September 29, 2002, other than the amount allocated and written off due to the sale of the three Garcia’s location.  The Company's market capitalization is currently below its stockholders' equity and the Company will be performing a more in depth analysis during the fourth quarter at which time a permanent impairment, if any, could be recorded.

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

Note 8 – Long-term Obligations

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company’s common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company’s existing loan agreement. As of September 29, 2002, the Company had outstanding borrowings of approximately $5,971,170 under the revolving line of credit. Outstanding borrowings under the term loan bear interest at three-month LIBOR plus 2.50% (4.3% as of September 29, 2002). Outstanding borrowings under the revolving line of credit bear interest at the greater of three month LIBOR plus 2.50% or 5.0% (5.0% at September 29, 2002). The interest rate is reset quarterly. There is no non-use fee related to either facility. The Company amended its revolving credit facility as of September 30, 2002, extending the maturity of the revolving line of credit to December 31, 2003. Accordingly, the debt has been classified as long-term as of September 29, 2002, on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. As of September 29, 2002, the outstanding balance of the term loan was $3,890,631. The term loan converts to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of September 29, 2002 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.0% (5.0% at September 29, 2002), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended on September 30, 2002 and matures on December 31, 2002.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of September 29, 2002 was $3,619,790. The unrealized losses for the periods ended September 29, 2002 and December 30, 2001 are included in accumulated other comprehensive income on the consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, without limitation, the following: consumer spending trends and habits; competition in the casual dining restaurant segment; weather conditions in the Company’s operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Introduction

As of September 29, 2002, the Company owned and operated 63 locations (47 Garfield’s, 14 Garcia’s, 2 Pepperoni Grills), franchised 9 Garfield’s and 3 Garcia’s and licensed 1 Garcia’s restaurants. The Company is working with franchisees on the development of restaurants located in Arizona, Colorado, Indiana, Florida, Nebraska and Nevada. As of the date of this report, the entire system includes 76 restaurants of which 63 are Company-owned. The Company expects that 2 additional franchised locations will open in 2002.

The Company has successfully initiated a national advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants. As of the date of this report, franchise agreements have been signed for 71 new Garfield’s and 4 new Garcia’s Restaurants.

The Company’s uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) is registered nationally.

The Company’s marketing strategies are focused around one central theme, enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests’ desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. Key priorities for the remainder of 2002 include enhancing brand image along with developing menus that please the customer and improve the company bottom line at the same time.

Seasonality

With 51 of the 63 Company-owned restaurants located in regional malls as of September 29, 2002, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales, cash flow from operations and profits in the Company’s fourth and first fiscal quarters.

Legal Proceedings

In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia’s in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney’s fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount of $1,854,000, bringing the total to approximately $8,405,000 plus attorneys’ fees and costs. During the first quarter, the Company received approximately $516,000 for reimbursement of legal fees. No amounts related to actual damages awarded have been included in the consolidated statements of income. As of the date of this report, the case is currently in appeal by both parties.

The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively will materially impair the Company’s financial and operational condition.

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Statements of Operations Data:
Revenues:
Food and beverage sales	98.7%	98.2%	98.9%	98.6%
Franchise fees and royalties	0.8%	0.9%	0.6%	0.6%
Other income	0.5%	0.9%	0.5%	0.8%
	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Costs of sales (1)	27.2%	27.9%	27.0%	27.6%
Operating expenses (1)	66.4%	64.2%	63.5%	63.6%
(Gain) loss on disposal of assets	(1.2)%	0.4%	(0.5)%	0.5%
Pre-opening costs (1)	0.0%	0.4%	0.0%	0.6%
General and administrative	6.4%	6.0%	5.9%	5.9%
Depreciation and amortization (1)	4.6%	4.6%	4.3%	4.4%
Interest expense	0.8%	1.1%	0.8%	1.0%

Income (loss) before income taxes	(3.1)%	(2.8)%	0.1%	(2.3)%
Provision for (benefit from) income taxes	(0.9)%	(0.8)%	0.0%	(0.7)%

Net income (loss)	(2.2)%	(2.0)%	0.1%	(1.5)%

Selected Operating Data:
(Dollars in thousands)
System-wide sales:
Company restaurants	$21,753	$23,143	$70,972	$72,046
Franchise restaurants	3,336	2,326	9,485	7,084
Total	$25,089	$25,469	$80,457	$79,130
Number of restaurants
(at end of period):
Company restaurants	63	67	63	67
Franchise restaurants	13	7	13	7
Total	76	74	76	74

(1) As a percentage of food and beverage sales.

Results of Operations

For the quarter ended September 29, 2002, the Company recorded a net loss of $(478,980) (($0.16) per common share) on revenues of $22,029,212. This compares to a net loss of $(467,805) (($0.16) per common share) for the quarter ended September 30, 2001, on revenues of $23,558,867. For the thirty-nine weeks ended September 29, 2002, the Company recorded net income of $29,110 ($0.01 per common share) on revenues of $71,766,607. This compares to a net loss of $(1,106,876) (($0.37) per common share) for the thirty-nine weeks ended September 30, 2001.

Revenues

Company revenues for the thirteen and thirty-nine week periods ended September 29, 2002, decreased 6.5% and 1.8% over the revenues reported for the same periods in 2001. The revenue decrease relates primarily to the sale of three Garcia’s in 2002 as well as negative economic trends in the third quarter. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:
		Number of Operating Weeks		Average Weekly Sales Per Unit
Period Ended	Number of Units Open	Thirteen Weeks	Thirty-nine Weeks	Thirteen Weeks	Thirty-nine Weeks

Garfield’s:
September 29, 2002	47	611	1,858	$26,403	$27,491
September 30, 2001	48	624	1,883	$26,343	$26,924

Garcia's:
September 29, 2002	13	189	603	$22,915	$27,840
September 30, 2001	16	202	614	$27,737	$29,581

Pepperoni Grill:
September 29, 2002	2	26	78	$31,799	$32,671
September 30, 2001	2	26	78	$34,389	$34,760

For the thirteen weeks ended September 29, 2002, average weekly sales per unit for Garfield's increased $60 or 0.2% versus the quarter ended September 30, 2001. Average weekly sales per unit for Garfield’s increased by $567 or 2.1% for the thirty-nine weeks ended September 29, 2002, versus the previous year’s results. The primary reason for the increase is due to higher check averages.

For the thirteen weeks ended September 29, 2002, average weekly sales per unit for Garcia’s decreased $4,822 or 17.4% versus the quarter ended September 30, 2001. Average weekly sales per unit for Garcia’s decreased by $1,741 or 5.9% for the thirty-nine weeks ended September 29, 2002, versus the previous year. This decrease is primarily due to the sale of three higher volume units in 2002.

For the thirteen weeks ended September 29, 2002, average weekly sales per unit for Pepperoni Grill decreased $2,590 or 7.5% versus the same period in 2001. Average weekly sales per unit for Pepperoni Grill decreased by $2,089 or 6.0% for the thirty-nine weeks ended September 29, 2002, versus the previous year. This decrease is primarily due to one of the mall-based units losing an anchor and a movie theater, driving less traffic into the mall.

Franchise fees and continuing royalties decreased to $423,969 during the thirty-nine weeks ended September 29, 2002 versus $461,023 during the thirty-nine weeks ended September 30, 2001.

Other income for the thirty-nine weeks ended September 29, 2002 was $370,226 as compared to the previous year’s amount of $572,756. This decrease is due primarily to the Company collecting an insurance claim in 2001 that was previously denied by the insurance company for store related repairs expensed in 2000 that were reimbursable under the Company’s property insurance coverage.

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Garfield's:
Costs of sales .	27.8%	28.1%	27.6%	27.9%

Labor costs	28.7%	28.4%	28.3%	28.7%

Total	56.5%	56.5%	55.9%	56.6%

Garcia's:
Cost of sales	25.5%	27.4%	25.7%	26.8%

Labor costs	31.1%	32.5%	30.1%	30.5%

Total	56.6%	59.9%	55.8%	57.3%

Pepperoni Grill:
Cost of sales	25.9%	27.0%	25.8%	27.0%

Labor costs	28.6%	28.6%	29.1%	28.4%

Total	54.5%	55.6%	54.9%	55.4%

Total Company:
Cost of sales	27.2%	27.9%	27.0%	27.6%

Labor costs	29.2%	29.5%	28.8%	29.1%

Total	56.4%	57.4%	55.8%	56.7%

Costs of sales as a percentage of food and beverage sales for Garfield’s in the quarters ended September 29, 2002 and September 30, 2001 was 27.8% and 28.1% respectively. This decrease is primarily due to promotions with lower cost items and better overall cost control in the third quarter.

Garcia’s costs of sales as a percentage of food and beverage sales was 25.5% in the quarter ended September 29, 2002 versus 27.4% in the quarter ended September 30, 2001. This decrease is primarily due to promotions with lower cost items and better overall cost control in the third quarter.

Costs of sales as a percentage of food and beverage revenue for Pepperoni Grill was 25.9% for the quarter ended September 29, 2002 compared to 27.0% for the quarter ended September 30, 2001. This decrease is primarily due to promotions with lower cost items and better overall cost control in the third quarter.

Labor costs for Garfield’s increased to 28.7% of food and beverage sales during the quarter ended September 29, 2002, versus 28.4% during the 2001 comparable period.

Garcia’s labor costs decreased to 31.1% of food and beverage sales during the quarter ended September 29, 2002, versus 32.5% in the quarter ended September 30, 2001. This decrease is due to the sale of three locations with higher than average labor costs.

Labor cost in Pepperoni Grill was 28.6% during the quarter ended September 29, 2002 versus 28.6% during the 2001 comparable period.

For the thirteen weeks ended September 29, 2002, operating expenses as a percentage of food and beverage sales increased to 66.4% from 64.2% in the thirteen weeks ended September 30, 2001. For the thirty-nine weeks ended September 29, 2002, operating expenses decreased to 63.5% of food and beverage sales versus 63.6% in the 2001 period. This increase for the quarter primarily related to constant fixed costs compared to lower revenues.

Restaurant pre-opening costs, which are expensed as incurred, were $99,000 for the quarter ended September 30, 2001, and $429,000 for the thirty-nine week period ended September 30, 2001. The Company did not have any units under construction during the thirty-nine weeks ended September 29, 2002.

During the thirteen and thirty-nine week periods ended September 29, 2002 and September 30, 2001, general and administrative costs as a percentage of total revenues changed to 6.4% and 5.9% from 6.0% and 5.9%, respectively. The increase for the thirteen-week period ended September 29, 2002 is primarily due to constant fixed costs compared to lower revenues.

For the thirteen weeks ended September 29, 2002 depreciation and amortization expense was $1,004,316 (4.6% of food and beverage sales) compared to $1,055,687 (4.6% of food and beverage sales) in the thirteen weeks ended September 30, 2001. For the thirty-nine weeks ended September 29, 2002, depreciation and amortization expense was $3,079,224 (4.3% of food and beverage sales) compared to $3,140,214 (4.4% of food and beverage sales) in the thirty-nine weeks ended September 30, 2001.

For the thirteen weeks ended September 29, 2002 interest expense decreased to $172,326 (0.8% of total revenues) from $250,532 (1.1% of total revenues) for the thirteen weeks ended September 30, 2001. For the thirty-nine week period ended September 29, 2002, interest expense decreased to $549,167 (0.8% of total revenues) from $766,536 (1.0% of total revenues) in the comparable 2001 period. The decrease primarily related to lower interest rates and average debt balance, which is a result of term loan payments.

Income Taxes

The Company's provision for (benefit from) income taxes was $(195,500) and $12,000 for the thirteen and thirty-nine weeks ended September 29, 2002, versus a benefit of $(190,508) and $(543,439), respectively, for the 2001 comparable periods. The effective tax rates for the periods ended September 29, 2002 and September 30, 2001, are as follows:

	Thirteen Weeks		Thirty-nine Weeks
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Effective income tax rates	(29.0)%	(29.0)%	29.2%	(32.9)%

Effective income tax rates are lower during periods with net income due to the large amount of FICA tax credits on tipped employees that the Company is allowed as a reduction of its calculated income tax liability.

Earnings Per Share ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,979,147 and 2,959,351 in the quarters ended September 29, 2002 and September 30, 2001, respectively, and 2,988,960 and 2,960,690 in the thirty-nine weeks ended September 29, 2002 and September 30, 2001, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 2,979,147 and 2,959,351 in the quarters ended September 29, 2002 and September 30, 2001, respectively, and 3,087,981 and 2,960,690 in the thirty-nine weeks ended September 29, 2002 and September 30, 2001, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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

Liquidity and Capital Resources

At September 29, 2002, the Company’s current ratio was .39 to 1 compared to 0.34 to 1 at December 30, 2001. The Company’s working capital deficit was $(6,074,715) at September 29, 2002 versus $(8,651,169) at December 30, 2001. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company’s revolving line of credit.

During the thirty-nine weeks ended September 29, 2002, the Company had net cash used in operating activities of $577,628 as compared to $1,218,658 during the comparable 2001 period.

The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company’s net capital expenditures and working capital requirements during 2002.

In February 1999, the Company entered into a senior credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used to repurchase 1,056,200 shares of the Company’s common stock (transaction described below). The balance of the proceeds under the term loan (approximately $3.2 million) and the initial proceeds under the revolving line of credit were used to retire indebtedness under the Company’s existing loan agreement. As of September 29, 2002, the Company had outstanding borrowings of approximately $5,971,170 under the revolving line of credit. Outstanding borrowings under the term loan bear interest at three-month LIBOR plus 2.50% (4.3% as of September 29, 2002). Outstanding borrowings under the revolving line of credit bear interest at the greater of three month LIBOR plus 2.50% or 5.0% (5.0% at September 29, 2002). The interest rate is reset quarterly. There is no non-use fee related to either facility. The Company amended its revolving credit facility as of September 30, 2002, extending the maturity of the revolving line of credit to December 31, 2003. Accordingly, the debt has been classified as long-term as of September 29, 2002, on the accompanying consolidated condensed balance sheet. Under the term loan, outstanding principal and interest are payable quarterly in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity in February 2004. As of September 29, 2002, the outstanding balance of the term loan was $3,890,631. The term loan converts to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s maximum floating rate is three-month LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement contains certain financial covenants and restrictions. As of the date of this report, the Company is in compliance with these covenants and restrictions.

In March 2001, the Company entered into an additional credit facility with a bank in the amount of $1,000,000 that is available to the Company under a revolving line of credit. As of September 29, 2002 the Company had outstanding borrowings of $1,000,000 under the revolving line of credit. The credit facility bears interest at the greater of the prime rate of interest or 5.0% (5.0% at September 29, 2002), and is set monthly. There is a one-quarter of a percent (.25%) non-use fee relate to this facility. This credit facility was amended on September 30, 2002 and matures on December 31, 2002.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount as of September 29, 2002 was $3,619,790. The unrealized losses for the periods ended September 29, 2002 and December 30, 2001 are included in accumulated other comprehensive income on the consolidated balance sheets.

In April 1997, the Company’s Board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. During the third quarter of 2002, 20,000 shares were repurchased for $60,024. As of September 29, 2002, 230,662 shares have been repurchased under this plan for a total purchase price of approximately $794,099. No shares have been repurchased subsequent to September 29, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal controls

There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Information on developments during the quarter in the Company's lawsuit with JR Simplot are provided under the caption "Legal Proceedings" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a) Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATERIES, INC.
Registrant

Date: October 30, 2002      By: /s/ BRADLEY L. GROW
                                            Bradley L. Grow
                                            Vice President
                                            Chief Financial Officer

CERTIFICATION

I, Vincent F. Orza, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eateries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002    By: /s/ VINCENT F. ORZA, JR.
                                          Vincent F. Orza, Jr.
                                          Chief Executive Officer

CERTIFICATION

I, Bradley L. Grow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eateries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002    By: /s/ BRADLEY L. GROW
                                            Bradley L. Grow
                                            Chief Financial Officer

Exhibit (a)

OFFICER CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

1. The Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of  operations of the Company.

Date: October 30, 2002    By: /s/ VINCENT F. ORZA, JR.
                                          Vincent F. Orza, Jr.
                                          Chief Executive Officer

Date: October 30, 2002    By: /s/ BRADLEY L. GROW
                                          Bradley L. Grow
                                          Chief Financial Officer