Form 10-K
period 2002-12-29
EATERIES INC
filed 2003-03-28
CIK 796369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as definted in Rule 12b-2 of the Act). Yes ___ No _X__

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2002, was $4,852,685. The registrant has assumed that its directors and officers are the only affiliates, for purposes of this calculation. As of June 30, 2002, the registrant had 2,987,417 shares of common stock outstanding.

ITEM 1. BUSINESS

In General

Eateries, Inc. (the "Company") and its subsidiaries own, operate and franchise restaurants under the names: Garfield’s Restaurant & Pub ("Garfield’s"), Garcia’s Mexican Restaurants ("Garcia’s") and Pepperoni Grill. As of December 29, 2002, the Company owned 53 (47 Garfield’s, 4 Garcia’s and 2 Pepperoni Grills) and franchised or licensed 11 Garfield’s restaurants in 20 states. The Company also provides management services for 12 Garcia’s.

The Company opened its first restaurant, a Garfield’s, in 1984 in Oklahoma City, Oklahoma. In 1986, the Company completed an initial public offering of its common stock. Prior to 1997, Garfield’s was the Company’s primary restaurant concept. Garfield’s is a family-oriented concept, designed to appeal to a divergent customer base that grew up on fast food, but now prefers a more sophisticated menu, the availability of alcoholic beverages, a comfortable ambiance, speed, value and convenience. The concept features a varied selection of moderately priced, high quality food and beverage items with table service dining.

In January 1995, the Company acquired substantially all the assets of the "Pepperoni Grill" restaurant located in Oklahoma City, Oklahoma, along with all rights to the use of the trademarks associated with the concept. Pepperoni Grill features a variety of Northern Italian entrees with special emphasis on brick-oven baked pizza.

In November 1997, the Company, through its wholly owned subsidiary, Fiesta Restaurants, Inc., acquired 17 Mexican restaurants under the names: Garcia’s (10), Casa Lupita (5) and Carlos Murphy’s (2), along with the trademarks associated with these concepts. In February 1998, the Company sold three of the Casa Lupita locations to Chevy’s, Inc. ("Chevy’s"). In connection with this transaction, the Company entered into an agreement to sell another Casa Lupita location to Chevy’s. This second transaction closed in May 1998. The decision to sell these restaurants was the result of a plan to consolidate operations and focus on the expansion of Garcia’s. During 1998, the Company closed its one remaining Casa Lupita and converted one of its Carlos Murphy’s to a Garcia’s. The remaining Carlos Murphy’s was converted to a Garcia’s in 1999. Currently, the Company has no locations open utilizing the names "Casa Lupita" or "Carlos Murphy’s".

In 2000 the Company constructed and opened one Garfield's and three Garcia's, converted one Carlos Murphy's to a Garcia's and sold the two Bellini's Italian Ristorante’s and one Tommy's Italian American Grill it acquired in 1999. Additionally, the Company opened two Garfield’s and two Garcia’s, all in major regional malls in 2001.

In 2002, the Company sold thirteen Garcia’s located in Arizona, California, Colorado, Idaho and Utah, leaving the Company with four Garcia’s located in Oklahoma (3) and Missouri (1). In conjunction with this sale, the Company also sold the franchise and trademark rights and retained a license agreement under which it operates the remaining Garcia’s.

The Company’s future expansion of its existing concepts will be primarily focused on the construction and franchising of Garfield’s. The Company may also pursue other acquisitions to further enhance shareholder value.

The Company’s principal offices are located at 1220 South Santa Fe Avenue, Edmond, Oklahoma 73003. Its telephone number is (405) 705-5000 and website is www.eats-inc.com .

Garfield’s Restaurant & Pub

Menu

Each Garfield’s restaurant offers a diverse menu of freshly prepared traditional and innovative entrees, including steaks, seafood, chicken, hamburgers, Mexican, Italian, and sandwiches along with a variety of appetizers, salads and desserts. The Company revises menu offerings semi-annually to improve sales. The Company’s senior management actively participates in the search for new menu items. Garfield’s also offers a separate lower-priced children’s menu.

Restaurant Layout

Historically, the majority of Garfield’s restaurants have been constructed in regional malls in accordance with uniform design specifications and are generally similar in appearance and interior decor. Over the last two years the Company has begun to develop freestanding locations as well. Both the freestanding and mall restaurants are furnished and styled in a colorful motif, highlighting the travels of the Company’s namesake, "Casey Garfield", including exhibits, photographs, souvenirs and other travel-related furnishings. Tables are covered with paper and customers are encouraged to doodle with crayons provided at each table. During 2002, five franchisees each opened one new freestanding Garfield’s. During 2000 the Company and a Franchisee each opened one new freestanding Garfield’s. There were no freestanding units opened in 2001 or 1999.

The size and shape of Garfield’s restaurants vary depending upon the location but typically average 4,500 to 5,500 square feet, and seat approximately 200 guests.

Hours of Operation

Depending on location, most restaurants are open from 11:00 a.m. until 11:00 p.m. on weekdays and Sunday, and later on Friday and Saturday.

Unit Economics

Historically, the cost of opening a new Garfield’s restaurant has varied widely due to the different restaurant configuration and sizes, regional construction cost levels, and certain other factors. The Company currently leases restaurant premises in existing freestanding facilities as well as in major regional malls and builds-out the leased space to meet the Garfield’s concept specifications of style and decor. Gross construction costs for a typical Garfield’s opened in 2001 and 2000 were approximately $1,005,000 and $920,000, respectively. However, landlord's typically provide substantial tenant construction allowances (approximately $459,000 in 2001 and $450,000 in 2000). After tenant allowances the Company’s net investment was approximately $546,000 and $470,000 per unit for 2001 and 2000, respectively.

Site Selection

All Garfield's restaurants are located in regional shopping malls and freestanding buildings, primarily in the eastern half of the United States. The Company considers the location of a restaurant to be critical to its long-term success and has devoted significant effort to the investigation and evaluation of potential mall sites. The mall site selection process focuses on historical sales per foot by mall tenants and proximity to entertainment centers within and near the mall as well as accessibility to major traffic arteries. The Company also reviews potential competition in the area and utilizes site selection models to evaluate each potential location based upon a multitude of criteria. Senior management inspects and approves each restaurant site. It takes approximately 18 weeks to complete construction and open a Garfield’s.

Market Concentration

Although Garfield's are spread primarily throughout the eastern half of the United States there are areas of concentration. These areas allow the Company to use advertising dollars in an effective way. In the future as franchises build out market areas this will assist the marketing and advertising effectiveness by further targeting areas of concentration.

Restaurant Locations

The following table sets forth the locations of the existing Garfield’s as of December 29, 2002.

Company-Owned Restaurants		Franchised Restaurants
State	No. of Units	State	No. of Units
Alabama	3	Florida	2
Arkansas	1	Indiana	5
Florida	3	Iowa	2
Georgia	1	Nevada	1
Illinois	3	Oklahoma	1
Indiana	4	Total	11
Maryland	1
Michigan	2
Mississippi	4
Missouri	4
New York	2
North Carolina	2
Ohio	3
Oklahoma	5
Pennsylvania	2
South Carolina	1
Tennessee	1
West Virginia	3
Wisconsin	2
Total	47

Garcia’s Mexican Restaurants

Menu

Each Garcia’s restaurant offers a traditional menu of high quality fresh Mexican food. Alcoholic beverages are also offered in each location. Menus are generally standardized, although there are slight variations to accommodate regional taste preferences.

Restaurant Layout

Garcia’s restaurants have a distinctive southwestern design and decor. In 2001 and 2000, the Company built four new Garcia's in malls. These mall-based locations are between 4,800 and 6,200 square feet and seat 175 to 200 people.

Restaurant Locations

The following table sets forth the locations of the existing Garcia’s as of December 29, 2002.

Company-Owned Restaurants
State	No. of Units
Missouri	1
Oklahoma	3
Total	4

Pepperoni Grill

Menu

Each Pepperoni Grill offers a menu that features a variety of Italian and Mediterranean entrees with special emphasis on brick-oven baked pizza. The warm European bistro atmosphere is accented with an exhibition kitchen, light foods and booths covered in tapestry. All menu items are prepared on the premises with the entire entree presentation being performed within view of the guest, making the kitchen part of the restaurant’s atmosphere. An in-store bakery makes all the breads and daily desserts. Pepperoni Grill’s signature bakery item is Tuscan Parmesan black pepper bread that is served with all entrees along with traditional olive oil and balsamic vinegar. Over 60 different wine selections are offered along with 25 wines available by the glass.

Restaurant Locations

Both Pepperoni Grill locations are in Oklahoma.

RESTAURANT OPERATIONS

Management And Employees

Responsibility for the Company’s restaurant operations is organized geographically with restaurant general managers reporting to area directors of operations who, in turn, report to the respective Regional Vice-Presidents of Operations for Garfield’s, Garcia’s and Pepperoni Grill. A typical restaurant has a general manager, two to four assistant managers and average 54 employees, approximately 72% of who are part-time.

Regional VP’s of Operations, Area Directors of Operations as well as restaurant general managers and associate managers are eligible for cash and stock bonuses, professional training and attendance at industry conferences. Receipt of these incentives is based on reaching restaurant performance objectives. As of December 29, 2002 approximately 50% of the general managers are a part of the Company’s Owner/Operator Program, which allows approved managers to purchase up to 10% of their locations net profits. The Company’s hourly employees are eligible for performance-based awards for superior service to the Company and its guests. Employee awards can include travel incentives, gift certificates, plaques and Company memorabilia. Most employees other than restaurant management and corporate management are compensated on an hourly basis.

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

Training

The Company has instituted "The Best in Town" program which places a great deal of emphasis on the proper training of its hourly employees and general and associate managers. To insure our restaurants are "The Best in Town", all training is tailored to ensure our guests receive the best experience we can offer in our restaurants. This commitment to quality food and service demands both traditional and creative training techniques. The Company employs a full time corporate training staff to oversee all areas of employee education. The outline for the training programs is based on the individual expertise of the trainee and typically lasts about two weeks for hourly employees and up to eight weeks for managers. Managers are certified in a number of skills in restaurant management, including technical proficiency and job functions, quality service, sales, cost management, team development and profit and loss responsibilities. The Company sponsors further management training and certification in food safety using the ServeSafe program as developed by the National Restaurant Association Educational Foundation. Skills are taught primarily in the restaurant with a combination of hands-on experience, classroom training and assigned projects. Management training is performed in several geographically dispersed restaurants and includes further training at our corporate offices. The Company provides standard manuals regarding training and operations, products and equipment and local marketing programs.

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

Advertising and Marketing

Marketing at Eateries Inc. is focused on enhancing the guest experience in all of our concepts. The Company develops marketing plans to improve guest satisfaction in the areas of food, value and service. We offer a broad range of products our guests’ desire while striving to deliver the food in a fast, friendly manner. Utilizing multiple mediums such as television, local cable television, radio, outdoor and print advertising, we are able to deliver our messages to the guests in the most efficient way. Our restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their individual business. In markets where the Company shares a trade area with a franchisee, advertising cooperatives are utilized to maximize the Company’s restaurant’s visibility. Franchisees of Garfield’s units are generally required to expend up to 4% of sales on restaurant related marketing efforts. In addition, all Company and franchise restaurants contribute 1/2% of their sales to a marketing fund used to produce advertising, menu development and point-of-sale material to promote increased sales. The Company engages in a variety of local market promotional activities such as contributing goods, time and money to charitable, civic and educational programs, in order to increase public awareness of the Company’s restaurants.

Restaurant Reporting

Financial controls are implemented through the use of computerized point of sales and management information systems. Sales reports and food, beverage and labor cost data are prepared and reviewed weekly for operational control. The Company has implemented new systems to streamline the flow of sales, payroll and accounts payable information and has continued to enhance these systems in 2002 and will continue in 2003.

MANAGEMENT INFORMATION SYSTEM

The Company in a concerted effort to enhance its accounting and information systems hired Jaroslav Lajos as Director of Management Information Systems in 1999. Mr. Lajos has completed his class work at Oklahoma State University related to a PhD. in computer science, and is in the process of writing his thesis. Currently Mr. Lajos is designing, writing and implementing several new computer software programs designed to advance the Company with MIS technology in the future. In 2001, Mr. Lajos was promoted to Vice President of Management Information Systems.

EXPANSION STRATEGY

The Company’s primary expansion emphasis is gradually shifting from constructing new Company-owned restaurants to franchise development.

The Company has customarily opened Garfield’s restaurants in regional malls principally throughout the eastern half of the United States. This mall-based expansion strategy for Garfield’s reduced the risks associated with locating restaurants in new markets because of the availability of historical trends regarding mall sales and customer traffic. Restaurant construction within a mall typically required a lower investment than construction of a freestanding restaurant.

The Company has developed a freestanding building and also has utilized existing buildings as conversion vehicles for Garfield’s expansion. It is Management’s intention to continue the expansion of Garfield’s through the development and construction of higher volumed freestanding locations as well as in regional malls. The Company maintains relationships with several leading real estate developers who provide the Company with an ongoing supply of potential locations for evaluation.

In 2001 Company also opened two new Garfield's in Pennsylvania and Alabama and two new Garcia's in Oklahoma and Missouri. In 2000, the Company opened one new Garfield’s in Maryland and converted one Oklahoma mall-based Garfield’s to a freestanding location. The Company also opened two mall-based Garcia’s in Oklahoma. Additionally, five franchised locations opened in 2002 in Indiana, Nevada and Florida and one franchised location opened in Indiana in 2000.

Because of its commitment to supporting franchise openings, the Company did not develop or open any company owned restaurants in 2002. However, the Company expects to open up to 3 Garfield’s locations in 2003. Additionally, the Company expects approximately 5 franchised Garfield's will be opened in 2003.

FRANCHISE OPERATIONS

General Terms

As of December 29, 2002, 11 franchised Garfield’s were operating pursuant to agreements granted by the Company. The typical Garfield’s franchise agreement provides for (i) the payment of an initial franchise fee of $30,000 and a monthly continuing royalty fee of 4.0% of gross sales with a minimum fee of $3,000 per month; (ii) the payment of 1/2% of gross sales to the Garfield’s Creative Marketing Fund; (iii) quality control and operational standards; (iv) development obligations for the opening of new restaurants under the franchise; and (v) the creation and use of advertising. The franchise term is for ten years with five-year renewals. The grant of a franchise does not ensure that a restaurant will be opened. Under the Company’s typical franchise agreement, the failure to open restaurants can cause a termination of the franchise. Although the Company largely relies upon standardized agreements for its franchises, it will continue to adjust its agreements as circumstances warrant.

Future Franchise Development

In 1999, the Company hired Laurence Bader as Vice President of Franchising. Mr. Bader formerly held a similar position at KFC and more recently at Applebee’s International, Inc. The Company finalized a new franchise program and updated franchise and development agreements for Garfield’s Restaurant and Pubs. The uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) was registered nationally in 2000, and since registration the Company has aggressively pursued franchise development.

In 2000 the Company began its aggressive marketing of franchises under the UFOC registered during the year. The Company signed commitments for forty-six and twenty-five franchise restaurants in 2001 and 2000, respectively. One new freestanding franchise restaurant was opened in 2000 and five new freestanding locations were opened in 2002. The forty-six franchise restaurants committed to in 2001 included thirty-five in Indiana, ten in Nevada and one in Florida. The twenty-five franchise restaurants committed to during 2000 include twelve in Florida, ten in Nebraska and three in Indiana. In 2002, the franchisee in Nebraska defaulted under the Development Agreement and forfeited its investment in Garfield’s. At December 29, 2002, sixty-five new franchise restaurants remain under commitment.

During 2001, the Company developed plans for two prototypes for Garfield’s freestanding units.

Franchise Revenue Data

The following table sets forth fees and royalties earned by the Company from franchisees for the years indicated:

	2002	2001	2000

Initial franchise fees	$ 92,000	$ 218,000	$ 161,000
Continuing royalties	527,000	323,000	274,000
Total	$ 619,000	$ 541,000	$ 435,000

Compliance with Franchise Standards

All franchisees are required to operate their restaurants in compliance with the Company’s methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has the discretion to determine the menu prices to be charged. However, as a practical matter, all franchisees utilize the Company’s standardized menu. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company. These standards are addressed in the UFOC agreement and the Company enforces the standards required of franchisees. Such enforcement may result in the closure or non-renewal of certain franchise units, but any such closings or non-renewals are not expected to have a material adverse effect upon the Company’s results of operations or financial position.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location, food type and quality. There are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company’s competitors have been in existence for substantially longer periods than the Company and may be better established in the market area than the Company’s restaurants. The restaurant business is often affected by changes in consumer taste, national, regional or local economic conditions, demographic trends, traffic patterns and type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.

SERVICE MARKS

"GARFIELD’S", "CASEY GARFIELD’S", "PEPPERONI GRILL", "CASA LUPITA" and "CARLOS MURPHY’S", AND "BELLINI’S RISTORANTE" are Company service marks registered with the United States Patent and Trademark Office. The Company pursues any infringement of its marks within the United States and considers its marks to be crucial to the success of its operations. The Company has no locations open at this time using "Casa Lupita", "Carlos Murphy's" or "Bellini's Ristorante" trade names.

EMPLOYEES

As of December 29, 2002, the Company employed 2,889 individuals, of whom 211 were management or administrative personnel (including 159 who were restaurant managers or trainees) and 2,678 of whom were employed in non-management restaurant positions. As of this date, the Company employed 201 persons on a salaried basis and 2,688 persons on an hourly basis. Each restaurant employs an average of 54 people.

Most employees, other than restaurant management and corporate management personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. As the Company expands, it will need to hire additional management and its continued success will depend in large part on its ability to attract and retain good management employees. The Company’s employees are not covered by a collective bargaining agreement.

SEASONALITY

With 51 of the 53 Company-owned restaurants located in regional malls as of December 29, 2002, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales and profits in the Company’s fourth and first fiscal quarters. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Seasonality."

GOVERNMENT REGULATIONS

The Company’s restaurants are subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in each state and/or municipality in which restaurants are located. The Company has not experienced material difficulties in these areas, however, regulatory difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant and affect profitability.

Approximately 13% of the Company’s food and beverage revenues in 2002 were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, such licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s restaurants, including minimum age of patron and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

In certain states the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

The Company’s restaurant operations are also subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. Significant numbers of the Company’s food service and preparation personnel are paid at rates equal to or based upon the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company’s labor costs. The enactment of future legislation increasing employee benefits, such as mandated health insurance, could also significantly adversely affect the industry and the Company, as could future increases in workers’ compensation rates.

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

ITEM 2. PROPERTIES

All of the Company’s facilities are occupied under leases. The majority of the Company’s restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and for the payment of a percentage of the Company’s sales in excess of certain sales levels. These leases typically provide for escalating rentals in future years and have initial terms expiring as follows:

Year Lease Term Expires	No. of Facilities

2003-2004	11
2005-2006	11
2007-2008	10
2009-2010	13
2011-2012	6
2012-2013	1
2014	1
Total	53

ITEM 3. LEGAL PROCEEDINGS

In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia’s in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney’s fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount, bringing the total to approximately $8,405,000 plus attorney’s fees and costs. In 2002, the Company was awarded an additional $516,000 for attorney’s fees and costs, bringing the total to approximately $8,921,000. As of December 30, 2001, approximately $516,000 was included in accounts receivable for reimbursement of legal fees and was subsequently paid to the Company related to the suit. Both the Company and Simplot have appealed the award. Oral arguments were heard in the Federal Court of Appeals in November 2002. No amounts related to actual damages have been included in Consolidated Stataments of Income. As of the date of this report, the case is on appeal by both parties.

The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively will materially impair the Company's financial and operational condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during its fourth fiscal quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY

                AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was quoted on the NASDAQ National Market System under the symbol "EATS" from May 1994 to January 2003 when the Company’s common stock was transferred and is now quoted on NASDAQ Small-Cap Market. The transfer in 2003 was a result of increased requirements for inclusion on NASDAQ National Market System. Prior to May 1994, the Company’s common stock was quoted on the NASDAQ Small-Cap Market. The following table sets forth, for the quarterly periods indicated, the high and low sales price for the common stock, as reported by the NASDAQ Markets.

	Low	High
2001
First Quarter	$1.93	$3.88
Second Quarter	2.48	3.45
Third Quarter	2.30	4.05
Fourth Quarter	1.57	2.70

2002
First Quarter	$2.20	$3.55
Second Quarter	$2.75	$3.45
Third Quarter	$2.35	$3.02
Forth Quarter	$1.51	$2.35

2003
First Quarter (March 4)	$1.40	$2.70

On March 4, 2003, the Company’s stock transfer agent reported that the Company’s common stock was held by 181 holders of record. However, management believes there are in excess of 500 beneficial owners of the Company’s common stock.

The Company has paid no cash dividends on its common stock. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the common stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, level of debt, the Company’s financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with, and is qualified in its entirety by, the Company’s consolidated financial statements and related notes and with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are reported in thousands except for per share amounts.

	2002	2001	2000 (3)	1999	1998
Income Statement Data:
Revenues:
Food and beverage sales	$ 95,167	$ 98,324	$103,480	$ 93,846	$ 88,190
Franchise fees and royalties	621	541	435	319	358
Other income	465	618	690	413	637
Total revenues	96,253	99,483	104,605	94,578	89,185
Costs and Expenses:
Costs of sales	25,784	26,846	28,319	25,841	24,261
Operating expenses	59,778	61,727	63,473	57,779	53,824
Pre-opening costs	---	592	790	691	535
General and administrative expenses	5,814	5,835	5,806	5,968	5,548
Provision for impairment of long-lived assets	2,135	339	340	300	41
Loss on disposal of assets	2,110	---	---	---	---
Depreciation and amortization	4,183	4,245	3,889	3,377	2,964
Interest expense	706	986	974	776	410
Total costs and expenses	100,510	100,570	103,591	94,732	87,583
Income(loss) before provision (benefit) for income taxes	(4,257)	(1,087)	1,014	(154)	1,602
Provision for (benefit from) income taxes	2,070	(407)	103	(116)	419
Net income (loss)	$ (6,327)	$ (679)	$ 911	$ (38)	$ 1,183

Net income (loss) per common share	$ (2.12)	$ (0.23)	$ 0.30	$ (0.01)	$ 0.30

Net income (loss) per common share assuming dilution	$ (2.12)	$ (0.23)	$ 0.29	$ (0.01)	$ 0.28

Weighted average common shares	2,978	2,961	3,044	3,151	3,942
Weighted average common shares assuming dilution	2,978	2,961	3,145	3,151	4,177

Balance Sheet Data (at end of period):
Working capital (deficit)	$ (2,751)	$ (8,480)	$ (11,039)	$ (8,320)	$ (3,360)
Total assets	$ 21,169	$ 30,256	$ 33,102	$ 31,090	$ 25,820
Long-term debt obligations	$ 9,165	$ 8,682	$ 8,440	$ 9,092	$ 3,409
Stockholders’ equity	$ 960	$ 7,216	$ 8,099	$ 7,319	$ 12,451

Other Data:
Cash provided by operating activities	$ 1,709	$ 1,365	$ 5,354	$ 7,497	$ 2,945
Cash (used in) provided by investing activities	$ (1,069)	$ (1,323)	$ (6,338)	$ (7,516)	$ 1,566
Cash (used in) provided by financing activities	$ (846)	$ 81	$ (383)	$ 964	$ (4,545)
EBITDA (1)	$ 632	$ 4,144	$ 5,877	$ 4,000	$ 4,977
System-wide sales (2)	$108,648	$106,843	$112,217	$102,665	$ 98,923

(1)  Earnings before interest, taxes, depreciation and amortization ("EBITDA") is calculated by adding the following to GAAP net income: interest expense, provision/benefit for income taxes and depreciation and amortization. EBITDA is not a calculation provided by GAAP and similarly is not an alternative to operating income or net income and is not a measure of liquidity. Additionally, EBITDA may be calculated differently by other companies sharing the same industry as Eateries, Inc.

(2)  System-wide sales include annual Company sales and annual sales as reported to the Company by its franchisees and licensees. Franchisee and licensee gross sales are not included in revenues in the consolidated financial statements and are not GAAP revenue for Eateries, Inc.

(3)  Included 53rd week of operations for the fiscal year ended December 31, 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                  RESULTS OF OPERATIONS

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

INTRODUCTION

As of December 29, 2002, the Company owned and operated 53 (47 Garfield’s, 4 Garcia’s, 2 Pepperoni Grills), franchised or licensed 11 Garfield’s restaurants and provided management and administrative services for 12 Garcia’s. The Company currently has three Garfield’s in development. As of the date of this report, the entire system includes 52 (46 Garfield’s, 4 Garcia’s, 2 Pepperoni Grills) Company-owned restaurants and 11 Garfield’s franchised or licensed restaurants.

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

	Fiscal Year
	2002	2001	2000
Income Statement Data:
Revenues:
Food and beverage sales	98.9%	98.9%	98.9%
Franchise fees and royalties	0.6	0.5	0.4
Other income	0.5	0.6	0.7
	100.0	100.0	100.0
Costs and Expenses:
Costs of sales (1)	27.1	27.3	27.4
Operating expenses (1)	62.8	62.8	61.3
Pre-opening costs (1)	0.0	0.6	0.8
General and administrative expenses	6.0	5.9	5.6
Provision for impairment of long-lived assets	2.2	0.3	0.3
Loss on disposal of assets	2.2	---	---
Depreciation and amortization (1)	4.4	4.3	3.8
Interest expense	0.7	1.0	0.9

Income before provision for (benefit from) income taxes…….	(4.4)	(1.1)	1.0
Provision for (benefit from) income taxes	2.2	(0.4)	0.1
Net income (loss)	(6.6)%	(0.7)%	0.9%

Selected Operating Data: (Dollars in thousands)
System-wide sales:
Company restaurants	$ 95,167	$ 98,324	$103,480
Franchise restaurants	13,481	8,515	8,737
Total	$108,648	$106,843	$112,217
Number of restaurants (at end of period):
Company restaurants	53	67	69
Franchise restaurants	11	7	8
Total	64	74	77

(1) As a percentage of food and beverage sales.

IMPACT OF SEASONALITY

The concentration of Garfield’s restaurants in regional malls, where customer traffic increases substantially during the Thanksgiving to New Year holiday season, has historically resulted in the Company experiencing a substantial increase in restaurant sales and profits during the fourth quarter of each year. However, since the Company’s acquisition of 17 freestanding Mexican restaurants from Famous in 1997, Company revenues and profits have been less affected by seasonality. The disposition of most of these Mexican restaurants in 2002 will likely result in a greater concentration of 2003 revenues into the fourth quarter of the year.The following table presents the Company’s revenues, net income (loss) and certain other financial and operational data for each fiscal quarter of 2002, 2001 and 2000.

		Fiscal Quarters
		1st	2nd	3rd	4th	Annual
		(In thousands except per share amounts)
2002:
	Revenues	$25,808	$23,929	$22,029	$24,487	$96,254
	Net income (loss)	242	266	(479)	(6,356)	(6,327)
	Net income (loss) per common share	0.08	0.09	(0.16)	(2.13)	(2.12)
	Net income (loss) per common share assuming dilution	0.08	0.09	(0.16)	(2.13)	(2.12)
	Weighted average common shares	3,000	2,997	2,979	2,979	2,978
	Weighted average common shares assuming dilution	3,039	3,105	2,979	2,979	2,978
	Pre-opening costs	---	---	---	---	---
	Number of Company units at end of period	66	65	63	53	53
	Company restaurant operating weeks	858	856	826	798	3,338
	Sales per Company restaurant operating week	$ 30	$ 28	$ 26	$ 30	$ 29

2001:
	Revenues	$ 25,867	$ 23,655	$ 23,559	$ 26,403	$99,483
	Net income (loss)	22	(661)	(468)	428	(679)
	Net income (loss) per common share	0.01	(0.22)	(0.16)	0.14	(0.23)
	Net income (loss) per common share assuming dilution	0.01	(0.22)	(0.16)	0.14	(0.23)
	Weighted average common shares	3,092	2,958	2,959	2,959	2,961
	Weighted average common shares assuming dilution	3,412	2,958	2,959	2,960	2,961
	Pre-opening costs	$ 261	$ 69	$ 99	$ 163	$ 592
	Number of Company units at end of period	66	65	67	67	67
	Company restaurant operating weeks	866	857	852	867	3,442
	Sales per Company restaurant operating week	$ 30	$ 28	$ 28	$ 30	$ 29

2000:
	Revenues	$ 25,108	$ 24,797	$ 25,069	$ 29,631	$104,605
	Net income (loss)	324	(181)	(249)	1,017	911
	Net income (loss) per common share	0.11	(0.06)	(0.08)	0.33	0.30
	Net income (loss) per common share assuming dilution	0.10	(0.06)	(0.08)	0.32	0.29
	Weighted average common shares	2,997	3,004	3,011	3,055	3,044
	Weighted average common shares assuming dilution	3,094	3,004	3,011	3,156	3,145
	Pre-opening costs	$ 209	$ 311	$ 127	$ 143	$ 790
	Number of Company units at end of period	69	71	71	69	69
	Company restaurant operating weeks	884	907	923	1,004	3,718
	Sales per Company restaurant operating week	$ 28	$ 27	$ 26	$ 29	$ 28

FISCAL YEARS 2002, 2001, AND 2000

The Company’s fiscal year 2002 was affected by the sale of 14 Garcia’s, the write down of the assets of the remaining Garcia’s and the provision to fully reserve all of the deferred tax assets. These non-cash charges totaled approximately $7,908,000. The Company decided to dispose of these Garcia’s based on the lack of recovery in the Arizona market after the food borne contamination in 1998 caused by J.R. Simplot Co. The total loss on the sale of all Garcia’s in 2002 totaled approximately $1,900,000 and included a writedown of goodwill of approximately $1,811,000. In conjunction with this sale and accordance with SFAS 144, management determined that an impairment existed relating to the remaining Garcia’s in the amount of approximately $2,135,000. The provision to fully reserve the deferred tax assets totaled approximately $3,873,000. The Company plans to aggressively pursue the continued expansion and success of Garfield’s in the coming years through the construction of corporate and franchise locations.

The Company’s fiscal year 2001 was highlighted by the judgment received against J.R. Simplot Co., which awarded $6,551,000 in damages plus legal fees and expenses. In 2002, the Company’s motion to reconsider the calculation of the judgment was granted and the Company was awarded an additional $1,854,000, bringing the total award to $8,405,000. Additionally, in 2002, the Company was awarded and received $516,000 for legal fees and costs. The Company’s diligent and aggressive handling of this matter resulted in a favorable result and outlook for the Company’s future. Although, the matter is currently on appeal by both parties, the Company intends to aggressively pursue its legal options until a judgment award is collected.

Results of Operations

The Company's results of operations for the year ended December 29, 2002 decreased over prior year. The Company had increases in same store sales over prior year (0.5% increase for Garfield’s), however the sales, closing and disposition of fourteen restaurants in 2002 and ten restaurants in 2001, has resulted in an overall decrease in food and beverage sales. During 2002, the Company sold all of its Garcia’s locations in the western half of the United States as a result of the lack of recovery from the 1998 contamination and for the purpose of being able to fully concentrate on growing its Company-owned and franchise-owned Garfield’s base. This resulted in a net loss on disposal of assets of approximately $1,900,000 (which included a write off of goodwill in the amount of approximately $1,800,000) and a one-time SFAS 144 impairment of its remaining Garcia’s of approximately $2,135,000. During 2001, the Company focused on improving its inventory of restaurants, by selling, closing or disposing of locations that were either not profitable, not in favorably concentrated market locations or did not provide enough cash flow to substantiate the renewal of the lease term. The Company continued its focus on training, continuing to improve the quality of food preparation and customer service in all locations. This focus resulted in greater repeat business in 2001 and 2002. Additionally, the Company is maintaining the focus it began in 1999 to grow its franchise business. As a result, the Company experienced growth through its campaign to recruit additional franchisees, opening one new franchise location in 2000 and signing agreements for additional 46 units in 2001 and 25 units in 2000. Five new franchise locations opened in 2002. The Company also experienced slightly better food and labor costs, despite increasing wages and liquor costs throughout its territories. This is primarily due to increased same store sales and higher check averages. The Company successfully opened one freestanding Garfield's location in 2000, which experienced higher sales than its mall based locations. The Company has experienced occassional spikes in utility costs as reflected in 2000, which can significantly impact unit level profits. The increase in 2000 was approximately $300,000 over 1999. Increasing property and health insurance costs as well as legal fees, also negatively impacted operational results. However, management believes that its current restaurant inventory as of December 29, 2002 is stronger than in prior years and will provide a base for overall financial improvement.

Revenues

Company revenues for the year ended December 29, 2002, decreased 3.2% over the revenues reported for the year ended December 30, 2001. Revenues for the year ended December 30, 2001, decreased 4.9% over the revenues reported for the year ended December 31, 2000. These decreases are mainly due to restaurant dispositions throughout the three fiscal years. Systemwide revenues (including all franchisees) in 2002 increased 0.7% over systemwide revenues in 2001.

The number of restaurants operating at the end of each year, the number of operating months during that year and average sales per operating week were as follows:

	2002	2001	2000
Garfield’s:
Number of Company restaurants at year end	47	48	50
Number of Company restaurant operating weeks	2,470	2,516	2,629
Average sales per Company restaurant operating Week	$28,402	$27,917	$26,649

Garcia’s: (1)
Number of Company restaurants at year end	4	16	17
Number of Company restaurant operating weeks	764	822	825
Average sales per Company restaurant operating Week	$27,507	$28,988	$29,910

ROMA Foods:(2)
Number of Company restaurants at year end	2	2	2
Number of Company restaurant operating weeks	104	104	265
Average sales per Company restaurant operating Week	$33,125	$35,132	$30,893

All Concepts (3):
Number of Company restaurants at year end	53	66	69
Number of Company restaurant operating weeks	3,338	3,442	3,719
Average sales per Company restaurant operating Week	$28,510	$28,390	$27,675

(1) Excludes the Garcia’s concession operation at the BankOne Ball Park in Phoenix, Arizona.
(2) Includes Pepperoni Grill, Bellini’s and Tommy’s; the two Bellini's and Tommy's were sold in December 2000.
(3) Includes Garfield’s, Pepperoni Grill, Bellini’s, Tommy’s, and Garcia’s; excludes the Garcia’s concession operation at the BankOne Ball Park in Phoenix, Arizona.

A summary of sales and costs of sales expressed as a percentage of sales are listed below for the fiscal years:

	2002	2001	2000
Sales:
Food	87.3%	87.0%	86.5%
Beverage	12.7%	13.0%	13.5%
Total	100.0%	100.0%	100.0%
Costs of Sales:
Food	27.6%	27.8%	27.6%
Beverage	23.8%	24.1%	25.8%
Total	27.1%	27.3%	27.4%

Average weekly sales per unit for Garfield’s were $28,402 during 2002 compared to $27,917 during 2001. The 2002 per unit weekly sales increased by $485 or 1.7% from 2001 levels. Garfield’s units continue to have strong performance and increased same store sales over prior years due to concentrated marketing strategies and new menu items. Average weekly sales per unit for Garcia’s were $27,507 during 2002 versus $28,988 in 2001. Garcia’s 2002 average weekly sales per unit decreased $1,481 or 5.1%. This decrease is mainly attributable to the sale of higher volumed restaurants in 2002.

Average weekly sales per unit for Garfield’s were $27,917 during 2001 compared to $26,649 during 2000. The 2001 per unit weekly sales increased by $1,268 or 4.8% from 2000 levels. The increase was primarily due to the introduction of a new menu design, a successful television advertising campaign and the success of continued radio and newspaper advertising. Average weekly sales per unit for Garcia's were $28,988 during 2001 versus $29,910 in 2000. This decrease is primarily related to four mall-based locations constructed in 2000 and 2001 which have lower volumes.

Continuing royalties were $527,000 in 2002, $323,000 in 2001, and $274,000 in 2000. The increase in 2002 is a result of five new franchise locations which opened during the year. The increase in 2001 over 2000 is a result of the higher volumed franchised locations and the opening of one additional unit in October 2000.

Other revenues during 2002 were $465,000 compared to $618,000 in 2001 and $690,000 in 2000. The decrease in 2002 as compared to 2001 is primarily due to a decrease in vending and other miscellaneous income.

During 2002, 2001 and 2000 other revenues consisted of the following:

	2002	2001	2000

Vending	$106,000	$159,000	$125,000
Audio/Video Rental	88,000	66,000	112,000
Banquet Rental	43,000	46,000	55,000
Other Rental	45,000	50,000	60,000
Marketing Fund Revenues	59,000	43,000	39,000
Interest	34,000	31,000	38,000
Merchandise Sales	1,000	15,000	31,000
Miscellaneous	89,000	208,000	230,000
Total	$465,000	$618,000	$690,000

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

	2002	2001	2000
Garfield’s:
Costs of sales	27.6%	27.6%	27.5%
Labor costs	28.1%	28.6%	28.3%
Total	55.7%	56.2%	55.8%

Garcia’s:
Costs of sales	25.6%	26.6%	26.3%
Labor costs	30.4%	30.0%	31.5%
Total	56.0%	56.6%	57.8%

Pepperoni Grill (1):
Costs of sales	25.8%	26.7%	29.7%
Labor costs	28.8%	28.8%	30.4%
Total	54.6%	55.5%	60.1%

All Concepts (2):
Costs of sales	27.1%	27.3%	27.4%
Labor costs	28.7%	29.0%	29.3%
Total	55.8%	56.3%	56.7%

(1) Includes Bellini's and Tommy's, which were sold in December 2000.
(2) Includes Garfield’s, Garcia’s, Pepperoni Grill, Bellini’s, and Tommy’s.

Garfield’s costs of sales as a percentage of food and beverage sales in 2002 and 2001 were 27.6% and increased from 27.5% in 2000. Garcia’s costs of sales as a percentage of food and beverage sales decreased to 25.6% in 2002 from 26.6% in 2001 and 26.3% in 2000. This decrease is primarily due to previous high liquor costs resulting from a rise in tequila prices. Additionally, some of the locations disposed of had higher costs of sales than those not disposed of. Pepperoni Grill cost of sales as a percentage of sales decreased in 2002 to 25.8% from 26.7% in 2001. This decrease was due to the sale of Bellini's and Tommy's in December 2000 which had higher cost of sales due to its product mix.

Garfield’s labor costs as a percentage of food and beverage sales decreased in 2002 to 28.1% from 28.6% in 2001, which increased from 28.3% in 2000. The decrease in 2002 was primarily due to better cost control of management and hourly labor and lower turnover. Labor costs for Garcia’s as a percentage of food and beverage sales increased to 30.4% in 2002 from 30.0% in 2001, which decreased from 31.5% in 2000. Labor costs for Pepperoni Grill in 2002 was 28.8% of food and beverage sales compared to 28.8% in 2001, which decreased from 30.4% in 2000. The decrease from 2000 to 2001 was mainly due to the sale of Bellini’s and Tommy’s in December 2000, which carried higher labor costs.

Operating expenses (which include labor costs) as a percentage of food and beverage sales were 62.8% in 2002 and 2001, and 61.3% in 2000. The increase in operating expenses as a percentage of food and beverage sales in 2001 compared to 2000 was due primarily to increased utility and health and property insurance costs.

Pre-Opening Costs

The Company expenses pre-opening costs as incurred. During each of the three years in the period ended December 29, 2002, the Company incurred and recognized as expense the following amounts for restaurant pre-opening costs relative to the corresponding number of restaurants opened:

	2002	2001	2000

Total pre-opening costs	---	$592,000	$790,000
Restaurants opened	---	4	6
Average pre-opening costs per restaurant opened	---	$148,000	$131,667
Total pre-opening costs as a percentage of food and beverage sales	---	0.6%	0.8%

The increase in average pre-opening costs between 2001 and 2000 is due to a delay in the opening of one Garcia’s unit in the first quarter of 2000. The Company did not open any restaurants in 2002.

General and Administrative Expenses

General and administrative expenses increased as a percentage of total revenues to 6.0% in 2002 from 5.9% in 2001 as compared to 5.6% in 2000. The lower absolute levels of general and administrative expenses from 2000 are related primarily to the Company's ability to increase revenues without incurring large corresponding addition to personnel costs. The Company anticipates that its costs of supervision and administration of Company and franchise stores will increase at a slower rate than revenue increases during the next few years. The slight increase in 2002 and 2001 is due to revenue reductions from store sales and closures.

Provision for Impairment of Long-Lived Assets

The Company’s restaurants are reviewed on an individual restaurant basis for indicators of impairment whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company’s primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company’s ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 2002, 2001 and 2000 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management’s estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company’s long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company’s future results of operations and financial position.

During 2002, 2001 and 2000, the Company recorded a $2,135,000, $339,000 and $340,000, respectively as a provision for impairment of long-lived assets. As a result of their negative cash flow and of the sales of all of the Garcia’s in all states except Oklahoma and Missouri during 2002, the Company determined that the remaining locations would not be able to realize the full net book value of the related assets. As such, the Company determined the salvage value of the assets at $100,000 per location and recorded a charge to SFAS 144 write-offs on the consolidated statement of income for the difference of approximately $2,135,000. The remaining value of $400,000 is classified as furniture and equipment and is included on the consolidated balance sheet as of December 29, 2002.

In the normal course of business, management performs a regular review of the strength of its operating assets. It is management’s plan to continue to make such decisions to close under-performing restaurants and/or dispose of other assets it considers in the best long-term interest of the Company’s shareholders.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in 2002 to $4,183,000 (4.4% of food and beverage sales) compared to $4,245,000 (4.3% of food and beverage sales) in 2001 and $3,889,000 (3.8% of food and beverage sales) in 2000. The increase in 2001 compared to 2000 is primarily attributable to the increase in net assets subject to depreciation and amortization in 2001 versus 2000 as the result of the opening of additional restaurants in 2001 and 2000. Additionally, unit economics of recent store developments are higher than those of many of the aging locations whose leases were not renewed.

Interest Expense

Interest expense during each of the three years in the period ended December 29, 2002, was $706,000 in 2002, $986,000 in 2001, and $974,000 in 2000. Additionally, the Company has capitalized approximately $44,000 and $71,000 of interest costs during 2001 and 2000, respectively. The decrease in interest expense in 2002 compared to 2001 and 2000 is attributable to lower interest rates on the Company’s lines of credit and the expiration of the interest rate swap in November 2002.

Income Taxes

The provision for income tax was $2,070,000 and $103,000 in 2002 and 2000, respectively. The benefit for income taxes was $407,000 in 2001.

At December 29, 2002, the Company has recorded a valuation allowance against its deferred tax assets resulting in zero net deferred tax assets. Net operating loss carryforwards do not begin to expire until 2008 and general business tax credits until 2009. It is possible that the Company’s ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

Earnings Per Share Amounts

Basic Earnings Per Share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,977,994, 2,960,999 and 3,044,195 in 2002, 2001 and 2000, respectively. EPS for 2002 and 2001 were anti-dilutive. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents to the extent such common stock equivalents are not anti-dilutive. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation were 2,977,994, 2,960,999 and 3,144,515 in 2002, 2001 and 2000, respectively.

Impact of Inflation

The impact of inflation on the cost of food and beverage products, labor and real estate can affect the Company’s operations. Over the past few years, inflation has had a lesser impact on the Company’s operations due to the lower rates of inflation in the nation’s economy and the economic conditions in the Company’s market area, with the exception of spikes in utility costs and surcharges by food distributors.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction costs could increase in the future which could affect the Company’s ability to expand.

Liquidity and Capital Resources

At December 29, 2002, the Company’s working capital ratio was .71 to 1 compared to .34 to 1 at December 30, 2001. As is customary in the restaurant industry, the Company has consistently operated with negative working capital and has not historically required large amounts of working capital. Historically, the Company has leased the vast majority of its restaurant locations. For fiscal years 2002, 2001 and 2000, the Company’s expenditures for capital improvements were $2,315,000, $3,509,000 and $8,876,000, respectively, which were funded out of cash flows from operating activities of approximately $1,709,000, $1,368,000 and $5,354,000, respectively, landlord finish-out allowances of approximately $130,000, $1,302,000 and $2,023,000 respectively, and borrowings under the Company’s credit agreements.

During 2003, the Company expects to continue to make expenditures for capital improvements to its existing and future locations. The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company’s net capital expenditures and working capital requirements through 2003.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68%, and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. This agreement expired in November, 2002.

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. In 2001, an additional 67,500 shares were purchased for an aggregate purchase price of approximately $139,000. In 2002, an additional 32,900 shares were purchased for an aggregate purchase price of approximately $99,000. As of December 29, 2002 a total of 230,662 shares had been repurchased for an aggregate purchase price of approximately $794,000. Subsequent to year end, the Company’s Board of Directors authorized an additional 330,000 shares for repurchase. Remaining shares authorized to be repurchased total 499,338.

In February 1999, the Company’s Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. In connection with this transaction, the Company entered into a new credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds of the term loan (approximately $5.4 million) were used for the stock purchase from the Sellers. The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company’s existing loan agreement. The revolving line of credit expires in March 2003 and initially bears interest at a floating rate of three month LIBOR plus 1.50% (initially 6.5%), which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 1.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities was subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s minimum floating rate was LIBOR plus 1.25% and the maximum floating rate was LIBOR plus 2.50%. Borrowings under this loan agreement were unsecured. The loan agreement does contain certain financial covenants and restrictions.

Effective March 15, 2001, the Company entered into an overline of credit with a maximum draw amount of $1,000,000. This overline had a term of six months, which was extended to March 31, 2002 and initially bears interest at a rate equal to the greater of the national prime rate or 5.0%, payable monthly. No amounts were outstanding at December 29, 2002.

Subsequent to year end, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring its current credit facility. Another $5,000,000 is restricted and is available under this facility for use upon notice by GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to certain maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report.

Contracted Cash Obligations

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

The future maturities of long-term obligations and remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

	Lease Commitments	Debt Maturities	Total
2003	$4,428,880	---	$4,428,880
2004	3,979,397	$850,000	4,829,397
2005	3,389,273	1,325,000	4,714,273
2006	3,018,025	1,225,000	4,243,025
2007	2,635,061	1,300,000	3,935,061
Thereafter	6,796,214	5,300,000	12,096,214
Total minimum rental commitments	$24,246,850	$10,000000	$34,246,850

Contingencies

In the ordinary course of business, the Company is subject to legal actions and complaints. In the opinion of management, based in part on the advice of legal counsel, and based on available facts and proceedings to date, the ultimate liability, if any, arising from such legal actions currently pending will not have a material adverse effect on the Company’s financial position or future results of operations.

In the course of disposing of eleven Garcia’s restaurants in 2002, the Company was required by the landlord to remain as guarantor of the tenant lease in order the complete the assignments to the purchasors. The Company was released from its liabilities and commitments, however is contingently liable in the event of default of the Assignees. However, the Company has retained the right to control the operations of the locations if the party should default and recover any amounts paid under the guaranty. The Company’s guarantees will expire at the expiration of the assigned lease terms. At December 29, 2002, the remaining minimum rental commitments under these noncancellable lease commitments by the assignees, excluding amounts related to taxes, insurance, maintenance and percentage rent, are $9,927,351.

Stock Put Agreements

In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company’s Board of Directors). Under the agreements, in the event of the officer’s death while an employee of the Company, their respective estate or legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the decreased officers or members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The agreement calls for a calculation of the per share price payable by the Company. The purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer. The Company expects the source of funding for this commitment to come from the proceeds of the key man life insurance policy for the respective officer.

Quantitative and Qualitative Disclosures About Market Risk

As of the date of this report, the Company has an available line of credit in the amount of $15,000,000, and outstanding borrowings under this loan of approximately $10,000,000. The loan bears interest at floating rate of 30-day LIBOR plus 3.5%. Thus, the Company is exposed to the risk of earnings losses due to increases in 30-day LIBOR. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the terms of the Company’s credit.

Critical Accounting Policies

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s restaurants are reviewed on an individual restaurant basis for indicators of impairment whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company’s primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated.

Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company’s ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 2002, 2001 and 2000 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management’s estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company’s long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company’s future results of operations and financial position.

INCOME TAXES

The Company is subject to Federal, state and local income taxes. Deferred income taxes are provided on the tax effect of presently existing temporary differences, existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes. When the Company cannot determine that it is more likely than not that the deferred tax assets will be realized, a valuation allowance against the deferred tax asset is recorded.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

In accordance with General Instruction G(3), a presentation of information required in response to Items 10, 11, 12 and 13 will appear in the Company’s Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein by reference when filed.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including it’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it’s consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

                  AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of the report:

1.	Consolidated Financial Statements:

Management’s Responsibility for Financial Reporting
Report of Independent Auditors
Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001
Consolidated Statements of Income for each of the three years in the period ended December 29, 2002
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 29, 2002
Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2002
Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits.

The following exhibits are filed as part of Form 10-K and are identified by the numbers indicated:
INDEX TO EXHIBITS
Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Amendment to the Amended and Restated Articles of Incorporation. (2)
3.3	Second Amendment to the Amended and Restated Articles of Incorporation. (11)
3.4	Bylaws as amended. (1)
3.5	Amendment to Bylaws. (11)
4.1	Specimen Stock Certificate. (3)
10.1	Employment Agreement between the Company and Vincent F. Orza, Jr., dated January 22, 2001. (12)
10.2	Employment Agreement between the Company and James M. Burke, dated January 22, 2001. (12)
10.3	Employment Agreement between the Company and Bradley L. Grow, dated January 1, 2001. (12)
10.4	Lease Amendment dated May 1, 1999 between the Company and Great Places, L.L.C. for the lease of the Company's corporate office facilities in Edmond, Oklahoma. (12)
10.5	Franchise Agreement and Amendment dated August 31, 1993 between the Company and Wolsey Dublin Company for the Garfield’s franchise in Sioux City, Iowa and non-exclusive development rights to two additional locations in seven cities in four states over the next two years. (3)
10.6	Form of Franchise Agreement for Garfield's and Garcia's dated March 20, 2000. (12)
10.7	Collateral Assignment Agreement dated January 20, 1991, between the Company and Vincent F. Orza, Jr. (5)
10.8	Collateral Assignment Agreement dated January 20, 1991, between the Company and James M. Burke. (5)
10.9	Employee Stock Purchase Plan dated June 15, 1994 (6).
10.10	Amended and restated Eateries, Inc. Omnibus Equity Compensation Plan dated as of June 15, 1994. (7)
10.11	Amendment to Amended and Restated Eateries, Inc. omnibus equity compensation plan. (11)
10.12	Asset Purchase Agreement dated November 14, 1997, by and between the Company, through its wholly-owned subsidiary, Fiesta Restaurants, Inc., and Famous Restaurants, Inc. and its subsidiaries. (8)
10.13	Agreement for Purchase and Sale of Assets and Licenses dated February 26, 1998, among the Company and Chevy’s, Inc. (9)
10.14	Agreement for purchase and Sale of Assets dated February 26, 1998, between the Company and Chevy’s, Inc. (9)
10.15	Stock Put Agreement dated April 2, 1997, by and among Vincent F. Orza, Jr. and the Company. (4)
10.16	Stock Put Agreement dated April 2, 1997, by and among James M. Burke and the Company. (4)
10.17	Stock Purchase Agreement dated as of February 17, 1999, between Eateries, Inc. and Astoria Capital Partners, L.P., Montavilla Partners, L.P. and Microcap Partners L.P. (10)
10.18	Loan Agreement dated effective February 19, 1999, among Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc., Garfield’s Management, Inc. and Local Federal Bank, F.S.B. (10)
10.19	Revolving Promissory Note in the principal amount of $6,000,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc. and Garfield’s Management, Inc. in favor of Local Federal Bank, F.S.B. (10)
10.20	Term Promissory Note in the principal amount of $8,600,000 dated February 19, 1999, by Eateries, Inc., Fiesta Restaurants, Inc., Pepperoni Grill, Inc., and Garfield’s Management, Inc. in favor of Local Federal Bank, F.S.B. (10)
10.21	Lease Amendment dated August 1, 1999 between the Company and Great Places of Shawnee L.L.C. for the lease of the Company's Garfield's Restaurant in Shawnee, Oklahoma. (12)
10.22	Loan Agreement Amendment dated September 30, 2000 between Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc., Garfield’s Management, Inc. and Local Federal Bank, F.S.B. (13)
10.23	Amended Term Promissory Note dated September 30, 2000 between Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc., Garfield’s Management, Inc. and Local Federal Bank, F.S.B. (13)
10.24	Amended Revolving Promissory Note in the principal amount of $6,000,000 dated September 30, 2000, by Eateries, Inc., Fiesta Restaurants, Inc. , Pepperoni Grill, Inc. and Garfield’s Management, Inc. in favor of Local Federal Bank, F.S.B. (13)
10.25	Acquisition Agreement among Fiesta, L.L.C., Fiesta Restaurants, Inc. and Eateries, Inc. dated December 16, 2002. (14)
10.26	Acquisition Agreemenr among Fiesta-Shea, L.L.C., Fiesta Restaurants, Inc. and Eateries, Inc. dated as of December 16, 2002. (14)
10.27	Management Agreement between Eateries, Inc. and Fiesta, L.L.C. dated as of December 23, 2002. (14)
21.1	Subsidiaries of Eateries, Inc. (12)
99.0	Certifications

FOOTNOTES TO INDEX TO EXHIBITS

(1)	Filed as exhibit to Registrant's Registration Statement on Form S-18 (File Nol 33-6818-FW) and incorporated herein by reference.
(2)	Filed as exhibit to Registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 1988 (File No. 0-14968) and incorporated herein by reference.
(3)	Filed as exhibit to Registrant’s Registration Statement on Form S-2 (File No. 33-69896) and incorporated herein by reference.
(4)	Filed as exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (File No. 0-14968) and incorporated herein by reference.
(5)	Filed as exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-14968) and incorporated herein by reference.
(6)	Filed as Appendix A to the Company’s Notice of Annual Meeting of Shareholders dated April 29, 1994 and incorporated herein by reference.
(7)	Filed as exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14968) and incorporated herein by reference.
(8)	Filed as exhibit to Registrant’s Current Report on Form 8-K dated December 8, 1997 (File No. 0-14968) and incorporated herein by reference.
(9)	Filed as exhibit to Registrant’s Current Report on Form 8-K dated March 16, 1998 (File No. 0-14968) and incorporated herein by reference.
(10)	Filed as exhibit to Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 0-14968) and incorporated herein by reference.
(11)	Filed as exhibit to registrant's proxy statement filed with the Commission on June 6, 2000 and incorporated herein by reference.
(12)	Filed as exhibit to registrant's Annual Report of Form 10-K for fiscal year ended December 31, 2000 dated March 21, 2001 (File No. 0-14968) and incorporated herein by reference.
(13)	Filed as exhibit to registrant's Annual Report of Form 10-K Amendment No. 1 for fiscal year ended December 31, 2000 dated May 16, 2001 (File No. 0-14968) and incorporated herein by reference.
(14)	Filed as exhibit to registrant’s Current Report on Form 8-K dated December 23, 2002 (File No. 0-14968) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

EATERIES, INC.

Date: March 4 , 2003                                    By: /s/Vincent F. Orza, Jr.

                                                                                Vincent F. Orza, Jr.

                                                                                Chief Executive Officer

Date: March 4, 2003                                    By: /s/Bradley L. Grow

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

Date: March 4, 2003                                  By: /s/Vincent F. Orza, Jr.

                                                                                Vincent F. Orza, Jr.

                                                                                Chairman of the Board

                                                                                and Director

Date: March 4, 2003                                   By: /s/James M. Burke

                                                                               James M. Burke

                                                                              Assistant Secretary and Director

Date: March 4, 2003                                  By: /s/Edward D. Orza

                                                                              Edward D. Orza,

                                                                              Director

Date: March 4, 2003                                  By: /s/Patricia L. Orza

                                                                              Patricia L. Orza,

                                                                              Secretary and Director

Date: March 4, 2003                                  By: /s/Thomas F. Golden

                                                                             Thomas F. Golden,

                                                                             Director

Date: March 4, 2003                                  By: /s/Philip Friedman

                                                                             Philip Friedman,

                                                                             Director

Date: March 4, 2003                                 By: /s/Larry Kordisch

                                                                             Larry Kordisch,

                                                                             Director

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Eateries, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s best estimates and judgment where necessary. Management believes that all representations made to our external auditors during their examination of the financial statements were valid and appropriate.

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

The Board of Directors of Eateries, Inc. have engaged Ernst and Young LLP, independent auditors, to conduct an audit of and express an opinion as to the fairness of the presentation of the 2002 consolidated financial statements. Their report is included on the following page.

/s/Vincent F. Orza, Jr.
Vincent F. Orza, Jr.
Chairman and
Chief Executive Officer

/s/Bradley L. Grow
Bradley L. Grow
Vice President
Chief Financial Officer

March 4, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.

We have audited the accompanying consolidated balance sheet of Eateries, Inc. and subsidiaries as of December 29, 2002 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Consolidated financial statements of Eateries, Inc. and subsidiaries for the years ended December 30, 2001 and December 31, 2000 were audited by other auditors who have ceased operations and whose report dated February 27, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eateries, Inc. and subsidiaries at December 29, 2002, and the consolidated results of its operations and its cash flows for the fiscal year then ended December 29, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Eateries, Inc. and subsidiaries as of December 29, 2001 and December 31, 2000, and for the fiscal years then ended were audited by other auditors who have ceased operations. As disclosed in Note 2 under the heading "Stock-based Compensation", the Company accounts for fixed price stock options in accordance with Accounting Principles Bulletin Opinion No. 25. The 2001 and 2000 financial statements have been revised to include the additional disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which was adopted by the Company as of December 29, 2002. Our audit procedures with respect to these disclosures in Note 2 relating to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, the previously reported pro forma net income to the previously issued financial statements and the pro forma compensation cost to underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income, and the related basic and diluted income per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                                                                                                         ERNST AND YOUNG LLP

Oklahoma City, Oklahoma
March 4, 2003

We have not been able to obtain, after reasonable efforts, the reissued report or consent of Arthur Andersen LLP related to the 2001 financial statements included in this Annual Report on Form 10-K. Therefore, we have included a copy of their previously issued report and have relied on Rule 437a under the Securities Act of 1933 to dispense with the requirement to file a written consent from Arthur Andersen LLP consenting to the incorporation by reference of their report into a previously filed Annual Report on Forma 10-K. As a result, an investor’s ability to assert claims against Arthur Andersen LLP may be limited. Since we have been unable to obtain the written consent of Arthur Andersen LLP, an investor may not be able to recover against Arthur Andersen LLP under Section 11 of the Secutirites Act of 1933 for any untrue statements of material fact contained in such report or financial statements or any omissions to state a material fact required to be stated therein.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Eateries, Inc.
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Eateries, Inc. and subsidiaries (an Oklahoma Corporation) as of December 30, 2001 and December 31, 2000 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                                                                                                                     ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma
February 27, 2002

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 29, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 794,675	$ 999,533
Receivables:
Franchisees	111,306	37,956
Insurance refunds	2,905	191,463
Vendor rebates	437,455	253,616
Other	3,558,564	894,983
Deferred income taxes (Note 9)	---	362,633
Inventories	716,077	958,354
Prepaid expenses and deposits	1,066,417	706,306
Total current assets	6,687,399	4,404,874
Property and equipment, at cost:
Land and buildings	---	338,800
Furniture and equipment	14,458,238	18,170,963
Leasehold improvements	30,449,274	36,116,489
	44,907,512	54,626,252
Less: Landlord finish-out allowances	15,543,866	17,459,166
	29,363,646	37,167,086
Less: Accumulated depreciation and amortization	16,312,585	15,935,445
Net property and equipment	13,051,061	21,231,641
Deferred income taxes (Note 9)	---	1,796,378
Goodwill, net	370,191	2,180,925
Other assets	1,060,403	642,651
	$21,169,054	$30,256,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 5,503,040	$ 7,736,379
Accrued liabilities:
Compensation	1,879,931	1,542,262
Taxes, other than income	694,893	831,125
Other	1,360,154	1,717,707
Current portion of long-term obligations (Note 6)	---	1,228,571
Total current liabilities	9,438,018	13,056,043
Deferred credit	1,077,190	998,509
Other liabilities	528,870	303,625
Long-term obligations, net of current portion (Note 6)	9,164,641	8,682,486
Commitments and contingencies (Note 5 and 11)	---	---
Total liabilities	20,208,719	23,040,663

Stockholders’ equity (Note 10):
Preferred stock, $.002 par value, none outstanding	---	---
Common stock, $.002 par value 4,521,914 shares issued at December 29, 2002 and December 30, 2001	9,044	9,044
Additional paid-in capital	10,370,359	10,370,359
Accumulated other comprehensive income (loss), net of tax	---	(171,000)
Retained earnings (accumulated deficit)	(1,996,727)	4,330,646
	8,382,676	14,539,049
Treasury stock, at cost 1,554,497 and 1,521,597 shares at December 29, 2002 and December 30, 2001, respectively	(7,422,341)	(7,323,242)
Total stockholders’ equity	960,335	7,215,807
	$21,169,054	$30,256,470
See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	December 29, 2002	December 30, 2001	December 31, 2000
Revenues:
Food and beverage sales	$ 95,167,396	$ 98,324,145	$103,479,815
Franchise fees and royalties	620,720	541,196	435,381
Other	465,460	617,633	689,791
Total revenues	96,253,576	99,482,974	104,604,987

Costs of sales	25,784,064	26,845,855	28,318,905
Gross profit	70,469,512	72,637,119	76,286,082

Operating expenses (Note 7)	59,777,713	61,727,252	63,472,674
Pre-opening costs (Note 2)	---	592,000	790,000
General and administrative expenses	5,814,176	5,835,170	5,805,974
Provision for impairment of long-lived assets (Note 8)	2,135,472	338,695	340,000
Loss on disposal of assets (Note 3)	2,109,934	---	---
Depreciation and amortization	4,183,119	4,245,198	3,889,419
Interest expense	706,310	985,759	974,190
Total expenses	74,726,723	73,724,074	75,272,257

Income (loss) before income taxes	(4,257,212)	(1,086,955)	1,013,825

Provision for (benefit from) income taxes (Note 9)	2,070,161	(407,695)	102,957

Net income (loss)	$ (6,327,373)	$ (679,260)	$ 910,868

Net income (loss) per common share (Note 2)	$ (2.12)	$ (0.23)	$ 0.30

Net income (loss) per common share assuming dilution (Note 2)	$ (2.12)	$ (0.23)	$ 0.29

See accompanying notes.

EATERIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

							Accumulated
	Other					Additional	Other
	Comprehensive	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Income (Loss)	Issued	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance, December 26, 1999	-	4,408,065	$8,816	1,380,399	$(6,896,721)	$10,114,079	-	$4,099,038	$7,325,212

Issuance of common stock:
Exercise of stock options	-	37,030	74	-	-	91,325	-	-	91,399
Employee stock purchase plan	-	23,170	47	-	-	54,114	-	-	54,161
Tax benefit from the exercise of non-qualified stock options	-	-	-	-	-	4,700	-	-	4,700
Treasury stock acquired (Note 10)	-	-	-	10,070	(56,650)	-	-	-	(56,650)
Treasury stock acqiored from sale of assets	-	-	-	63,328	(230,652)	-	-	-	(230,652)
Net income	910,868	-	-	-	-	-	-	910,868	910,868
Other Comprehensive Income	910,868
Balance, December 31, 2000		4,468,265	$8,937	1,454,097	$(7,184,023)	$10,264,218	-	$5,009,906	$8,099,038

Issuance of common stock:
Exercise of stock options	-	14,397	29	-	-	19,978	-	-	20,007
Employee stock purchase plan	-	39,252	78	-	-	79,667	-	-	79,745
Tax benefit from the exercise of non-qualified stock options	-	-	-	-	-	6,496	-	-	6,496
Treasury stock acquired (Note 10)	-	-	-	67,500	(139,219)	-	-	-	(139,219)
Derivatives marked to market, net of tax (Note 2)	(171,000)	-	-	-	-	-	(171,000)	-	(171,000)
Net loss	(679,260)	-	-	-	-	-	-	(679,260)	(679,260)
Other Comprehensive Income	$(850,260)
Balance, December 30, 2001		4,521,914	$9,044	1,521,597	$(7,323,242)	$10,370,359	$(171,000)	$4,330,646	$7,215,807

Treasury stock acquired (Note 10)	-	-	-	32,900	(99,099)				(99,099)
Derivatives marked to market, net of tax (Note 2)	171,000	-	-	-	-	-	171,000	-	171,000
Net loss	(6,327,373)	-	-	-	-	-	-	(6,327,373)	(6,327,373)
Other comprehensive income (loss)	$(6,156,373)
Balance, December 29, 2002		4,521,914	$9,044	1,554,497	$(7,422,341)	$10,370,359	-	$(1,996,727)	$ 960,335

See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Cash flows from operating activities:
Net income (loss)	$ (6,327,373)	$ (679,260)	$ 910,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,183,119	4,245,198	3,889,419
Provision (benefit) for income taxes	1,794,000	(407,695)	102,957
Provision for impairment of long-lived assets	2,135,472	---	---
Loss on disposal of assets	2,109,934	---	---
(Increase) decrease in operating assets:
Receivables	357,556	(121,496)	271,392
Deferred income taxes	(227,644)	(994,135)	207,294
Inventories	242,277	52,277	(73,533)
Prepaid expenses and deposits	(360,111)	879,078	(905,479)
Other assets	(283,498)	51,886	(495,470)
Increase (decrease) in operating liabilities:
Accounts payable	(2,233,339)	(804,019)	1,505,246
Accrued liabilities	14,884	(1,363,259)	(218,113)
Other liabilities	303,926	506,458	59,314
Total adjustments	8,036,576	2,041,703	4,343,027
Net cash provided by operating activities	1,709,203	1,365,033	5,253,895

Cash flows from investing activities:
Capital expenditures	(2,314,535)	(3,507,259)	(8,776,530)
Landlord finish-out allowances	129,700	1,302,191	2,022,784
Proceeds from the sale of property and equipment	1,300,000	752,107	511,825
Cash paid for lease termination	(210,000)	---	---
Proceeds from the sale of notes receivable	---	115,500	---
Payments received for notes receivable	26,289	14,764	3,597
Net cash used in investing activities	(1,068,546)	(1,322,697)	(6,238,324)

Cash flows from financing activities:
Sales of common stock	---	79,745	54,161
Payments on long-term obligations	(1,343,416)	(1,353,398)	(1,228,571)
Borrowings under revolving credit agreement	23,997,000	28,814,170	34,405,000
Payments under revolving credit agreement	(23,400,000)	(27,340,000)	(33,705,000)
Proceeds from issuance of stock on exercise of stock options …	---	20,007	91,399
Repurchase of treasury stock	(99,099)	(139,219)	---
Net cash (used in) provided by financing activities ……..	(845,515)	81,305	(383,011)

Net (decrease) increase in cash and cash equivalents	(204,858)	123,641	(1,367,440)
Cash and cash equivalents at beginning period	999,533	875,892	2,243,332
Cash and cash equivalents at end of period	$ 794,675	$ 999,533	$ 875,892

See accompanying notes.

EATERIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization

Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchised restaurants. The Company’s restaurants are located primarily in the Southwest, Midwest and Southeast regions of the United States. The Company’s restaurants operate under the name Garfield’s Restaurant & Pub ("Garfield’s"), Pepperoni Grill and Garcia’s Mexican Restaurants ("Garcia’s"). An analysis of Company-owned and franchised restaurants for the three years in the period ended December 29, 2002, is as follows:

	Company Units	Franchised Units	Total Units
At December 26, 1999	69	9	78
Units opened	4	---	4
Units closed	(1)	(1)	(2)
Units acquired	(3)	---	(3)
At December 31, 2000	69	8	77
Units opened	4	---	4
Units closed	(5)	(1)	(6)
Units sold	(1)	---	(1)
At December 30, 2001	67	7	74
Units opened	---	5	5
Units closed	(1)	---	(1)
Units sold	(13)	(1)	(14)
At December 29, 2002	53	11	64

(2) Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Eateries, Inc. and its wholly owned subsidiaries, Fiesta Restaurants, Inc. and Roma Foods, Inc. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

The Company’s fiscal year is a 52/53-week year ending on the last Sunday in December. The Company operated 52, 52 and 53-week fiscal years for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include certain highly liquid debt instruments with a maturity of three months or less when purchased.

OTHER RECEIVABLES

Other receivables included on the consolidated balance sheets consist primarily of banquet receivables which are recorded at the time the service is provided and amounts due the Company for reimbursement of legal services provided in conjuntion with a legal suit filed by the Company against a food purveyor (See Note 12).

Receivables are comprised of the following:

	December 29, 2002	December 30, 2001

General	$ --	$ 159,000
Banquets	129,000	33,000
Legal reimbursement	---	516,000
Notes receivable	219,000	110,000
Notes receivable from Fiesta, L.L.C.	3,146,000	--
Other	65,000	77,000
	$ 3,559,000	$ 895,000

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of food and beverages and supplies.

PROPERTY AND EQUIPMENT

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

GOODWILL

The Company records goodwill in connection with acquisitions. Goodwill is recorded in the amount of the purchase price in excess of the fair value of the assets acquired. Goodwill is tested for impairment in accordance with SFAS No. 142. Any impairment could result in a write-down of the amount recorded. As of December 29, 2002, no impairment existed. Prior to the adoption of SFAS 142 on December 31, 2001, goodwill was amortized over 20 years, which resulted in amortization expense in the amount of $86,485 and $119,198 in 2001 and 2000, respectively.

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

ADVERTISING COSTS

Costs incurred in connection with advertising and marketing of the Company’s restaurants are expensed as incurred. Such costs amounted to $2,778,000, $3,311,000 and $3,199,000 in 2002, 2001 and 2000 and are included in Operating expenses on the Consolidated Statements of Income.

PRE-OPENING COSTS

The costs related to the opening of restaurant locations are expensed when incurred.

PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s restaurants are reviewed on an individual restaurant basis for indicators of impairment whenever events or circumstance indicate that the carrying value of its restaurants may not be recoverable. The Company’s primary test for an indicator of potential impairment is operating losses. In order to determine whether an impairment has occurred, the Company estimates the future net cash flows expected to be generated from the use of its restaurants and the eventual disposition, as of the date of determination, and compares such estimated future cash flows to the respective carrying amounts. Those restaurants, which have carrying amounts in excess of estimated future cash flows, are deemed impaired. The carrying value of these restaurants is adjusted to an estimated fair value by discounting the estimated future cash flows attributable to such restaurants using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants. The excess is charged to expense and cannot be reinstated (See Note 8).

Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company’s ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 2002, 2001 and 2000 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management’s estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company’s long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company’s future results of operations and financial position.

INCOME TAXES

The Company is subject to Federal, state and local income taxes. Deferred income taxes are provided on the tax effect of presently existing temporary differences, existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes. The Company has fully reserved for its deferred income taxes, thus net deferred tax assets at December 29, 2002 are zero.

DEFERRED CREDIT

Certain of the Company’s long-term noncancellable operating leases for restaurant and corporate facilities include scheduled base rental increases over the term of the lease. The total amount of the base rental payments is charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the net excess of rental expense over cash payments since inception of the leases.

FRANCHISE ACTIVITIES

The Company franchises and licenses the Garfield’s concept to restaurant operators. As of December 29, 2002 and December 30, 2001, eleven and seven restaurant units, respectively, were operating under franchise and license agreements. The initial non-refundable franchise fee paid to the Company is recognized as income in the year received. The franchisor provides initial services to the franchisee in the selection of a site, approval of architectural plans, assistance in the selection of equipment for the restaurant, distribution of operations manuals and training of franchisee’s personnel prior to the opening of the restaurant. The Company recognized $92,000, $218,000 and $161,000 of initial franchise fees for franchised restaurants during 2002, 2001, and 2000, respectively.

Continuing royalties are recognized as revenue based on the terms of each franchise agreement, generally as a percentage of sales of the franchised restaurants. During 2002, 2001 and 2000, the Company recognized $527,000, $323,000 and $274,000, respectively, of fees from continuing royalties.

Garfield’s franchisees are required to remit an amount equal to 1/2% of their sales to the Garfield’s Creative Marketing Fund. The franchisees’ payments, which were $61,000, $43,000 and $39,000, during 2002, 2001 and 2000, respectively, are combined with the franchisor’s expenditures to purchase services for creative advertising and design, market research and other items to maintain and further enhance the Garfield’s concept.

Franchisee receivables at December 29, 2002 and December 30, 2001 are comprised primarily of uncollected continuing royalties, which are generally unsecured; however, the Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible amounts at December 29, 2002.

CAPITALIZATION OF INTEREST

Interest attributed to funds used to finance restaurant construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $44,000 and $71,000 of interest costs during 2001 and 2000, respectively. These costs are included in leasehold improvements in the accompanying balance sheets. No interest costs were capitalized in 2002.

STOCK-BASED COMPENSATION

As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Following are pro forma net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.29%, 4.72% and 4.85% a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .45%, .45% and .90 and a weighted average expected life of the options of 7.5 years. The weighted average grant date fair value of options issued in 2002, 2001 and 2000 was $1.27, $1.49 and $2.12, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock purchase plan.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2002	2001	2000

Net income (loss), as reported	$(6,327,373)	$ (679,260)	$ 910,868
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (245,484)	$ (365,364)	$(285 045)
Pro forma net income (loss)	$(6,572,857)	$ (1,044,624)	$ 625,823

Earnings (loss) per share
Basic – as reported	$ (2.12)	$ (0.23)	$ 0.30
Basic – pro forma	$ (2.21)	$ (0.35)	$ 0.21

Diluted – as reported	$ (2.12)	$ (0.23)	$ 0.29
Diluted – pro forma	$ (2.21)	$ (0.35)	$ 0.02

EARNINGS PER COMMON SHARE

Basic Earnings Per Share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding for the period plus common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Numerator:
Net income	$ (6,327,373)	$ (679,260)	$ 910,868

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding	2,977,994	2,960,999	3,044,195

Dilutive effect of nonqualified stock options	----	----	100,320

Denominator for diluted earnings per share	2,977,994	2,960,999	3,144,515

Basic earnings per share	$ (2.12)	$ (0.23)	$ 0.30

Diluted earnings per share	$ (2.12)	$ (0.23)	$ 0.29

As of December 29, 2002, and December 30, 2000 there were outstanding options and warrants to purchase 130,000 shares of common stock, at prices ranging from $6.00 per share to $6.88 per share, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Dilutive earnings per share were equivalent to basic earnings per share in 2002 and 2001 due to the net loss for the year causing the impact of options and warrants to be anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

Interest of $735,707, $991,301 and $978,000 was paid for 2002, 2001 and 2000, respectively. Cash paid for income taxes was $67,000 and $203,147 for 2002 and 2001, respectively.

For 2002, 2001 and 2000, the Company had the following non-cash investing and financing activities.

	Fiscal Year
	2002	2001	2000
Decrease in current receivables for landlord finish-out allowances	$ ---	$ 10,000	$ ---
Decrease in stockholder's equity as a result of the receipt of treasury stock related to restaurant sale	---	---	(230,652)
Acquisition of treasury stock upon exercise of stock options (Note 10)	---	---	56,650
Increase in additional paid-in capital as a result of tax benefits from the exercise of non-qualified stock options	---	6,496	4,700
Increase in notes receivable from finance of sale of restaurants	273,720	---	---
Asset write-offs related to restaurant closures and other disposals	2,135,472	338,695	222,988
Decrease in goodwill as a result of sale of restaurants	1,810,643	---	230,651
Note receivable from Fiesta, L.L.C. resulting from sale of restaurants .	3,020,000	---	---

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

DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", the Company records every derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedging accounting criteria are met.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective December 31, 2001. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

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

(3) Restaurant Dispositions

In December 2000, the Company sold the two Bellini’s Ristorante and Grill’s and one Tommy’s Italian-American Grill, located in the Oklahoma City, Oklahoma area, back to their founder, Tommy Byrd, for $500,000 and 63,628 shares of the Company's Common Stock. No gain or loss was recognized in the sale. The Company retained the rights to the name and trademark "Bellini's Ristorante and Grill" outside of Oklahoma and Texas.

In January 2001, the Company sold one Garcia’s Mexican Restaurant located in Davie, Florida. The amount unrecoverable of $79,000 was previously charged off under SFAS 121 provisions in 2000. In April 2001, the Company sold one Garcia’s Mexican Restaurant located in Pleasant Hill, California. The amount unrecoverable of $248,000 was previously charged off under SFAS 121 in 2000. In July 2001, the Company terminated the lease on one under-performing Garfield’s Restaurant & Pub in Anderson, South Carolina resulting in a charge to restaurant closure expense of approximately $36,000. Leases on four Company-owned restaurants that expired in January (2), May and June 2001 were not renewed, resulting in the closing of the locations. A charge of approximately $242,000 was recorded to restaurant closure expense. In November 2001, the Company sold a building to its lessee in Newark, Ohio, the Golden Dragon Chinese Restaurant. A charge of approximately $54,000 was recorded to restaurant closure expense.

In March 2002, the Company terminated the lease on one Garfield’s located in North Riverside, IL. As part of the agreement, the Company agreed to pay $210,000 in lieu of future rent to the landlord. This amount has been accrued for and charged to restaurant closure expense, which is included in loss on disposal of assets on the consolidated statements of income. In June 2002, the Company sold one Garcia’s Mexican Restaurant located in Denver, CO, to the local operator who signed a franchise agreement for this location and a development agreement for two future locations in the Denver area. A gain of approximately $357,000 ($250,000 net of tax) is included in gain on disposal of assets on the consolidated statements of income, which included a goodwill write-off of $101,000. In conjunction with this sale, the Company retained a note in the amount of $73,720 amortized over 3 years. In August 2002, the Company sold one Garcia’s Mexican Restaurant located in Carmichael, CA, and one located in Idaho Falls, ID. The purchaser signed a franchise agreement for these locations. A gain of approximately $259,000 is included in gain on disposal of assets on the consolidated statements of income. This gain included a goodwill write-off of $304,000. In conjunction with this sale, the Company retained a note in the amount of $200,000 amortized over 5 years. In November 2002, the Company sold one Garcia’s Mexican Restaurant located in Layton, UT. The purchaser signed a franchise agreement for this location. A loss of approximately $115,000 is included in loss on disposal of assets on the consolidated statements of income. This loss included a goodwill write-off of $49,000. The amounts of goodwill written off in the gain calculation were determined by comparing the Company’s estimate of the fair value of the sold locations to the fair value of the concept to which the goodwill relates.

In December 2002, the Company sold all of the assets of its nine Garcia’s locations in the Phoenix, AZ and Tucson, AZ areas to Fiesta, L.L.C. for $3,020,000 which was intitally financed through a note payable to the Company. In addition to the assets, the Company sold the trademark and franchise rights for Garcia’s Mexican Restaurant. The Company retained a license agreement under which it will continue to operate its remaining Garcia’s located in the Oklahoma City, OK and Joplin, Mo markets. In conjunction with the sale, the Company entered into a management contract with Fiesta, L.L.C. whereby it will continue to provide operational and administrative services for a fee. The Company was required by the landlords of the various locations sold to remain as guarantor of the leases (See Note 11). A loss of approximately $2,401,000 was recorded on loss on disposal of assets on the consolidated statement of income. In conjunction with the loss, the remaining goodwill associated with Garcia’s in the amount of $1,357,000 was written off. In conjunction with this sale, the Company impaired substantially all of the assets of the remaining Garcia’s (See Note 7). Additionally, the Company guaranteed certain leases assigned to Fiesta, L.L.C. (See Note 11). Subsequent to year end, the Company received the $3,020,000 due from the sale which was included in accounts receivable at December 29, 2002.

(4) Owner/Operator Liability

The Company provides for a program whereby certain general managers at their election and approval by management may purchase a 10% interest in the net profits of the location they manage. The purchase price is calculated based on a percentage of the locations trailing twelve month cash flow. Monthly payments are made to the owner operators based on store level profits. The Company requires a down payment and retains a note receivable from the respective managers, amortized over 3 years. If the manager leaves the Company or wishes to sell back his or her interest within 3 years, the Company is required to return only the net cash paid at that time. If the manager leaves or wishes to sell back his or her interest after 3 years, the Company, at its option may purchase it back based on the purchase price calculation above for the most recent trailing twelve month cash flow. Based on this calculation, the value of the net profits interest may substantially increase or decrease. At the time of the purchase, the down payment is recorded to cash, the note receivable is recorded to receivables and the total of the down payment and the note receivable is recorded to owner/operator liability which is included in other liabilities. After a manager reaches the 3 year vesting date, the Company values the net profits interest based on the purchase calculation and adjusts the liability to the fair value. As of December 29, 2002, the total amount of owner/operator liability included in other liabilities was $416,970. The value of the owner/operator net profits interests if all owner/operators were vested as of December 29, 2002 would be $545,000.

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

At December 29, 2002, the remaining minimum rental commitments under long-term noncancellable leases, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

2003	$ 4,428,880
2004	3,979,397
2005	3,389,273
2006	3,018,025
2007	2,635,061
Thereafter	6,796,214
Total minimum rental commitments	$24,246,850

The components of rent expense for noncancellable operating leases are summarized as follows:

	Fiscal Year
	2002	2001	2000
Minimum rents	$ 5,993,359	$ 6,222,000	$ 6,133,000
Percentage rents	473,215	439,000	542,000
	$ 6,466,574	$ 6,661,000	$ 6,675,000

(6) Long-term Obligations

Long-term obligations consist of the following:

	December 29, 2002	December 30, 2001
Revolving line of credit with a bank, variable interest at the greater of three month London Interbank Offered Rates ("LIBOR") plus 2.50% or 5.00% (5.00% at December 30, 2001)	$5,581,152	$4,974,170
Term loan with a bank, variable interest at the three-month LIBOR plus 2.50% (4.63% at December 30, 2001)	3,583,489	4,934,917
Bank Loan , Interest fixed at 10% at December 30, 2001	---	1,970
	9,164,641	9,911,057
Less current portion	---	(1,228,571)
Total long-term obligation	$9,164,641	$8,682,486

In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds from the term loan (approximately $5.4 million) were used to repurchase $1,056,200 shares of the Company’s common stock (see Note 10). The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company’s existing loan agreement. The revolving line of credit expires in March 2003 and initially bears interest at the greater of a floating rate of three month LIBOR plus 2.50% or 5.00%, which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 2.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. For the year ended December 31, 2000, the Company violated a certain financial commitment relating to a limit on capital expenditures. The bank waived the violation of this covenant.

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

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement has a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired as of November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002. The unrealized gain as of December 31, 2000 was immaterial. The unrealized loss as of December 30, 2001 was $171,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

Subsequent to year end, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring its current credit facility. Another $5,000,000 is restricted and is available under this facility for use upon notice by GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to certain maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report.

Maturities of long-term obligations under the refinanced credit facility at December 29, 2002 are:

2003	---
2004	850,000
2005	1,325,000
2006	1,225,000
2007	1,300,000
Thereafter	5,300,000
$10,000,000

(7) Related Party Transactions

An affiliate of the Company is providing marketing and advertising services. Total costs incurred for such services (primarily radio, television and print media) were approximately $454,000, $1,297,000 and $1,056,000 in 2002, 2001 and 2000, respectively. A director of the Company is a retired partner in a law firm that provides legal services to the Company. During 2002, 2001 and 2000, the Company incurred approximately $166,635, $184,000 and $208,000, respectively, in legal services with the firm. The Company leases two buildings from affiliates. During 2002, 2001 and 2000 the lease payments related to these buildings were $225,181, $214,000 and $214,000, respectively.

(8) Provision for Impairment of Long-Lived Assets

During 2002, 2001 and 2000, the Company recorded a $2,135,000, $339,000 and $340,000, respectively as a provision for impairment of long-lived assets. As a result of their negative cash flow and of the sales of all of the Garcia’s in all states except Oklahoma and Missouri during 2002, the Company determined that the remaining locations would not be able to realize the full net book value of the related assets. As such, the Company determined the salvage value of the assets at $100,000 per location and recorded a charge to provision for impairment of long-lived assets on the consolidated statement of income for the difference of approximately $2,135,000. The remaining value of $400,000 is classified as furniture and equipment and is included on the consolidated balance sheet as of December 29, 2002.

(9) Income Taxes

The provision (benefit) for income taxes consists approximately of the following (see Note 2):

	2002	2001	2000
Current:
Federal	$ 217,000	$ 232,000	$ (15,000)
State	59,000	43,000	91,000
	276,000	275,000	76,000

Deferred:
Federal	2,006,000	(575,000)	23,000
State	(212,000)	(108,000)	4,000
	1,794,000	(683,000)	27,000
Provision for income taxes	$ 2,070,000	$ (408,000)	$ 103,000

The components of deferred tax assets and liabilities consist approximately of the following:

	December 29, 2002	December 30, 2001

Deferred tax assets:
Net operating loss carryforwards	$ 666,000	$ 743,000
General business tax credits	2,645,000	1,860,000
Alternative minimum tax credit	495,000	583,000
Tax depreciation in excess of financial depreciation	135,000	---
Reserve for restaurant closing	---	48,000
Impairment of property and equipment	812,000	---
Accrued vacation	72,000	72,000
Gift certificate liability	158,000	81,000
Deferred rent credit	184,000	48,000
Other	109,000	95,000
Total deferred tax assets	5,276,000	3,530,000

Deferred tax liabilities:
Smallwares expensed for tax purposes	1,230,000	738,000
Tax depreciation in excess of financial depreciation	---	462,000
Tax amortization in excess of financial amortization	63,000	83,000
Other	110,000	88,000
Total deferred tax liabilities	1,403,000	1,371,000
Net deferred tax assets	3,873,000	2,159,000
Less: valuation allowance	(3,873,000)	---
Net deferred tax assets	$ ---	$2,159,000

At December 29, 2002, the Company has recorded a valuation to fully reserve its net deferred tax assets. Due to historical losses incurred, the timing and amount of future taxable income is uncertain and the Company could not determine that it was more likely than not that such deferred tax assets would be realized. Net operating loss carryforwards do not begin to expire until 2008 and general business tax credits until 2009. It is possible that the Company’s ability to realize the deferred income tax assets could be impaired if there are significant future exercises of non-qualified stock options or the Company were to experience declines in sales and/or profit margins as a result of loss of market share, increased competition or other adverse general economic conditions.

A reconciliation of the provision (benefit) for income taxes follows:

	Fiscal Year
	2002	2001	2000
Expected tax provision at 34%	$ (1,447,000)	$ (369,000)	$ 345,000
Permanent differences	17,000	4,000	26,000
State tax provisions (benefits), net of federal benefit	(170,000)	(43,000)	41,000
Tax effect of general business tax credits	(380,000)	---	(309,000)
Valuation allowance	3,873,000	---	---
Other, net	177,000	---	---
Provision (benefit) for income taxes	$ 2,070,000	$ (408,000)	$ 103,000

The Company estimates that at December 29, 2002, the federal tax net operating loss carryforward was approximately $1,802,000 which is available for utilization in various years through 2011.

(10) Stockholders’ Equity

The Company has authorized 10,000,000 shares of $.002 par value preferred stock. None of the preferred stock has been issued. The rights, preferences and dividend policy have not been established and are at the discretion of the Company’s Board of Directors.

The Company has authorized 20,000,000 shares of common stock at a par value of $.002 per share.

In May 1989, the Company’s shareholders approved the Eateries, Inc. Omnibus Equity Compensation Plan ("the Plan"), which was amended in June 1994 by approval of the shareholders. The Plan consolidated the Company’s equity based award programs, which are described as follows:

DIRECTOR OPTION PLAN

Non-qualified stock options granted and outstanding include 460,000 director options. Under the Plan, each director receives options to purchase 50,000 shares of common stock upon initial election to the Board of Directors. These options vest over a five-year period at 20% per year and expire five years from the date vested (last expiring in 2007). Any director who has served as a director of the Company for five years, upon election for any additional terms, shall be granted an option to purchase 10,000 shares of common stock for each additional year elected. These options fully vest after one year of additional service by the director and expire five years from the date vested (last expiring in 2007).

MANAGEMENT OPTIONS

Non-qualified stock options granted and outstanding include 575,000 management options, which are vested over three- to five-year periods and expire five years from the date vested (last expiring in 2008). A summary of stock option activity under the Plan is as follows:

	Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at December 31, 2000 (of which approximately 639,397 options are exercisable at weighted average prices of $3.36)	950,897	$1.00	$6.88	$3.22
Granted	240,000	$2.13	$3.03	$2.57
Options exercised:
Director	(11,397)	$1.00	$1.00	$1.00
Management	(3,000)	$2.88	$2.88	$2.88
Forfeited	(201,500)	$2.63	$4.13	$3.26
Outstanding at December 30, 2001 (of which approximately 839,500 options are exercisable at weighted average prices of $2.39)	975,000	$2.13	$6.88	$3.08
Granted	190,000	$2.30	$3.00	$2.62
Forfeited	(130,000)	$2.63	$4.38	$3.43
Outstanding at December 29, 2002 (of which approximately 945,500 options are exercisable at weighted average prices of $2.96)	1,035,000	$2.13	$6.88	$2.97

As of December 29, 2002, the Plan provides for issuance of options up to 2,756,742 shares and has 309,076 shares of common stock reserved for future grant under the Plan.

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

	Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at December 31, 2000 (of which 20,000 options are exercisable at a price of $3.13 per option share and 60,000 are exercisable at a price of $6.00 per option share)	170,000	$ 3.13	$ 6.00	$ 5.66
Granted	150,000	$ 2.50	$ 2.50	$ 2.50
Forfeited	(110,000)	$ 3.13	$ 6.00	$ 5.48
Outstanding at December 29, 2002 and December 30, 2001 (of which 90,000 options are exercisable at a price of $2.50 per option share and 60,000 are exercisable at a price of $6.00 per option share)	210,000	$ 2.50	$ 6.00	$ 3.50

EMPLOYEE STOCK PURCHASE PLAN

In June 1994, the Company’s shareholders approved the Employee Stock Purchase Plan under the Company’s Omnibus Equity Compensation Plan. The Employee Stock Purchase Plan enables substantially all employees to subscribe to shares of common stock on an annual offering date at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the exercise date, which is one year from the annual offering date. A maximum of 200,000 shares are authorized for subscription over the ten-year term of the plan (30,000 shares reserved for issuance at December 29, 2002, for the offering period ending on November 30, 2002). During 2002 and 2001, 26,585 and 39,252 shares, respectively, were issued under the Plan. The plan was concluded during 2002, as the maximum shares authorized for subscription had been issued.

STOCK BONUS PLAN

The Plan provides for up to 200,000 shares of stock to be awarded to non-executive employees at the Compensation Committee’s discretion over specified future periods of employment. A total of 179,039 shares have been issued under the Plan leaving 20,961 shares available for issuance. No shares were issued during 2002, 2001, or 2000.

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

STOCK REPURCHASES

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In July 1997, an additional 200,000 shares were authorized for repurchase. In 2001, an additional 67,500 shares were purchased for an aggregate purchase price of approximately $139,000. In 2002, an additional 32,900 shares were purchased for an aggregate purchase price of approximately $99,000. As of December 29, 2002 a total of 230,662 shares had been repurchased for an aggregate purchase price of approximately $794,000. Subsequent to year end, the Company’s Board of Directors authorized an additional 330,000 shares for repurchase. Remaining shares authorized to be repurchased total 499,338.

In February 1999, the Company’s Board of Directors authorized the repurchase of 1,056,200 shares of its common stock from Astoria Capital Partners, L.P., Montavilla Partners, L.P., and MicroCap Partners L.P. ("Sellers") for a purchase price of $5.125 per share or an aggregate purchase price of $5,413,025. The shares purchased from the Sellers represented 26.7% of the outstanding common stock of the Company, prior to the transaction. The purchase price was financed by the Company through a term loan with a bank (See Note 6).

STOCK PUT AGREEMENTS

In April 1997, the Company entered into stock put agreements with two of its executive officers (who also serve on the Company’s Board of Directors). Under the agreements, in the event of the officer’s death while an employee of the Company, their respective estate or other legal representative has the right (but not the obligation) to compel the Company to purchase all or part of the common stock owned by or under stock option agreements with the deceased officer or the members of their immediate families (i.e. spouse or children) or controlled by any of them through trusts, partnership corporations or other entities on the date of their death. The per share purchase price payable by the Company for common stock purchased under the agreements is the greater of the highest closing stock price during the 60 days preceding the officer’s death or two times the net book value per share as of the last day of the calendar month immediately preceding the officer’s death. In any event, the total purchase price cannot exceed the proceeds payable to the Company from the key man life insurance policy maintained on the life of the respective officer. The maximum commitment as of the date of this report is $3,167,000.

(11) Contingencies

In the ordinary course of business, the Company is subject to legal actions and complaints. In the opinion of management, based in part on the advice of legal counsel, and based on available facts and proceedings to date, the ultimate liability, if any, arising from such legal actions currently pending will not have a material adverse effect on the Company’s financial position or future results of operations.

In the course of disposing of eleven Garcia’s restaurants in 2002, the Company was required by the landlord to remain as guarantor of the tenant lease in order the complete the assignments to the purchasors. The Company was released from its liabilities and commitments, however is contingently liable in the event of default of the Assignees. However, the Company has retained the right to control the operations of the locations if the party should default and recover any amounts paid under the guaranty. The Company’s guarantees will expire at the expiration of the assigned lease terms. At December 29, 2002, the remaining minimum rental commitments under these noncancellable lease commitments by the assignees, excluding amounts related to taxes, insurance, maintenance and percentage rent, are as follows:

2003	$ 1,451,812
2004	1,464,508
2005	1,477,780
2006	1,263,762
2007	1,112,550
Thereafter	3,156,939
Total minimum rental commitments	$9,927,351

(12) Legal Proceedings

In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia’s in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. Initially, the Company was awarded approximately $6,551,000 in damages plus attorney’s fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages and was awarded an additional amount, bringing the total to approximately $8,405,000 plus attorney’s fees and costs. In 2002, the Company was awarded an additional $516,000 for attorney’s fees and costs, bringing the total to approximately $8,921,000. As of December 30, 2001, approximately $516,000 was included in accounts receivable for reimbursement of legal fees and was subsequently paid to the Company related to the suit. Both the Company and Simplot have appealed the award. Oral arguments were heard in the Federal Court of Appeals in November 2002. No amounts related to actual damages have been included in Consolidated Stataments of Income. As of the date of this report, the case is on appeal by both parties.

The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively will materially impair the Company's financial and operational condition.

(13) Quarterly Financial Information (unaudited)

(In thousands except per share data)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2002:
	Total revenues	$25,808	$23,929	$22,029	$24,487	$96,253
	Gross profit	18,795	17,675	16,105	17,895	70,470
	Net income (loss)	242	266	(479)	(6,356)	(6,327)
	Net income (loss) per common share	0.08	0.09	(0.16)	(2.13)	(2.12)
	Net income (loss) per common share assuming dilution	0.08	0.09	(0.16)	(2.13)	(2.12)

2001:
	Total revenues	$25,867	$23,655	$23,559	$26,403	$99,483
	Gross profit	18,936	17,188	17,097	19,416	72,637
	Net income (loss)	22	(661)	(468)	428	(679)
	Net income (loss) per common share	0.01	(0.22)	(0.16)	0.14	(0.23)
	Net income (loss) per common share assuming dilution	0.01	(0.22)	(0.16)	0.14	(0.23)

2000:
	Total revenues	$25,108	$24,797	$25,069	$29,631	$104,605
	Gross profit	18,295	18,082	18,314	21,595	76,286
	Net income (loss)	324	(181)	(361)	1,017	911
	Net income (loss) per common share	0.11	(0.06)	(0.08)	0.33	0.30
	Net income (loss) per common share assuming dilution	0.10	(0.06)	(0.08)	0.32	0.29

EXHIBIT 99.0

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Vincent F. Orza, certify that:

1. I have reviewed this annual report on Form 10-K of Eateries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003     By: /s/ VINCENT F. ORZA, JR.

                               Vincent F. Orza, Jr.

                               Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Bradley L. Grow, certify that:

1. I have reviewed this annual report on Form 10-K of Eateries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003       By: /s/ BRADLEY L. GROW

                                               Bradley L. Grow

                                               Chief Financial Officer

OFFICER CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

1. The Company’s annual report on Form 10-K for the year ended December 29, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Date: March 4, 2003      By: /s/ VINCENT F. ORZA, JR.

                                                                                                                 Vincent F. Orza, Jr.

                                                                                                                 Chief Executive Officer

Date: March 4, 2003      By: /s/ BRADLEY L. GROW

                                                                                                                 Bradley L. Grow

                                                                                                                 Chief Financial Officer