Form 10-K/A
period 2002-12-29
EATERIES INC
filed 2003-04-29
CIK 796369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of directors and officers.

The directors and executive officers of the Company are as follows:
Name	Age	Position
Dr. Vincent F. Orza	52	Chairman of the Board of Directors, Chief Executive Officer since its organization in June 1984
James M. Burke	41	President and Chief Operating Officer, Assistant Secretary and a director since 1987
Edwards D. Orza	51	Director since 1984
Thomas F. Golden (1)(2)	60	Director since 1991
Phillip Friedman (2)	54	Director from 1986-1991, Advisory Director since 1992
Larry Kordisch (1)(2)	55	Director since 1997
Patricia L. Orza	49	Secretary and director since 1984
Bradley L. Grow	46	Vice President, Chief Financial Officer and Assistant Secretary
Laurence M. Bader	58	Vice President of Franchise Development
(1) Member of the Compensation Committee (2) Member of the Audit Committee

(c)  Identification of certain significant employees.

                        Not applicable.

(d)  Family relationships.

                        Ms. Patricia L. Orza is the wife of Dr. Vincent F. Orza, Jr.  Edward D. Orza is the cousin of Dr. Vincent F. Orza, Jr.

(e)  Business experience.

Dr. Orza created the Garfield's Restaurant & Pub concept with our President and Chief Operating Officer, James M. Burke. Before that time, Dr. Orza was Senior Vice President of Marketing and Administration at a franchisee of Chi-Chi's Mexican Restaurants. Dr. Orza also operates Advertising and Marketing Associates, an Oklahoma City-based, market research and advertising company.

Dr. Orza is a speaker, panelist and organizer of numerous national restaurant conferences and conventions. He serves as a director of the Oklahoma Restaurant Association, the Juvenile Diabetes Foundation and the Oklahoma Leukemia Society, Chairman of the United Cerebral Palsy Telethon of Oklahoma, and was a candidate for Governor of the State of Oklahoma.

Dr. Orza also served as Business and Economics Editor and News Anchor for KOCO-TV, an ABC news affiliate, where he received numerous national awards for excellence in business journalism. He was also a tenured professor in Oklahoma's largest school of business at the University of Central Oklahoma. A contributor and editor of several professional textbooks, journals and other publications, Dr. Orza was awarded several fellowships in various marketing disciplines. He holds a Doctor of Education degree from the University of Oklahoma and Bachelor of Science in Business and Master of Education degrees from Oklahoma City University.

Mr. Burke joined the Company in October 1984 as cofounder and General Manager of the first Garfield's Restaurant and Pub. His responsibilities include overseeing day to day operations of all three restaurant concepts as well as corporate support departments that include human resources, purchasing and product development, real estate, new store development and training. He holds a Bachelor of Arts degree in Business from Oklahoma City University.

Mr. Orza has served as Chairman of the Board and President of Brockway Truck Sales, Inc., a heavy-duty truck parts distributor in New York, since August 1983. From September 1975 through August 1983, Mr. Orza served as Secretary/Treasurer and a director of TriCounty Crane Carriers, Inc., which engaged in new truck sales.

Mr. Golden has served as a director since 1991. He is an executive officer of Midwesco Industries Inc. He is a former shareholder and director of the law firm of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., an Oklahoma law firm with offices in Tulsa and Oklahoma City, which Mr. Golden joined in 1967. He served as outside general counsel for Williams Realty Corp. (1974-1987), a real estate developer of major downtown mixed-use centers, including Tabor Center in Denver, Colorado and River Center in San Antonio, Texas. He holds a Bachelor of Science degree in Economics from Oklahoma State University and a Juris Doctorate from the University of Tulsa. He is a member of the Urban Land Institute and a board member of DTU, Ltd., American Red Cross and Midwesco Industries, Inc.

Mr. Friedman served as a director of the Company from 1986 until 1991 when he became an advisory director. He served as an advisory director until November 1992. Mr. Friedman is the President of McAlister's Corporation, operator and franchisor of the McAlister's Deli Restaurant chain. He is also Chairman of the Board for Rosti Restaurants and is the President and principal shareholder of P. Friedman & Associates, Inc., a food management and consulting company. From 1984 through 1986, he was Vice President of Finance and Administration for Cini-Little International, Inc.,. While with P. Friedman & Associates, Inc., Mr. Friedman has taken interim executive positions with certain clients. In 1996, Mr. Friedman was named interim President of Panda Management Company, Inc., a national chain of restaurants serving Chinese food.

Mr. Friedman graduated from the University of Connecticut with Bachelors and Masters degrees and received his MBA from the Wharton School of Business at the University of Pennsylvania. Mr. Friedman serves as a director of Roadhouse Grill, Inc., Paramark Enterprises, Inc. and Romacorp, Inc. Roadhouse Grill, Inc. and Paramark Enterprises, Inc. are both publicly-owned corporations.

Mr. Kordisch was appointed to fill a vacancy in the Board of Directors in April 1997. Mr. Kordisch is a financial consultant. He was the Executive Vice President - Finance and Chief Financial Officer of Homeland Stores, Inc., a leading retail grocery store chain based in Oklahoma City, Oklahoma, from February 1995 to May 1998. Homeland filed for reorganization under Chapter 11 of the Federal Bankruptcy laws on May 13, 1996, and Homeland’s plan of reorganization was approved and became effective on August 2, 1996.

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

Ms. Orza is currently employed on part-time basis at Eateries Inc., as a Treasury Assistant. Prior to ceasing active employment in 1982, Ms. Orza worked in management and purchasing positions with several retail stores. Ms. Orza earned a Bachelor's degree from the University of Central Oklahoma in 1980.

Mr. Grow joined Eateries, Inc. in July 1998. From 1979 through 1981, Mr. Grow was with Touche Ross and Company (now Deloitte and Touche) an international accounting firm in their London, England office. In 1982 he was employed by Grant Thornton and Company, an international accounting firm, and from 1983 to 1984 was the Chief Financial Officer of the Harper Companies. From 1985 to July 1998, Mr. Grow was the Managing Partner and Principle Owner of Grow and Company, a CPA firm where he specialized in mergers, acquisitions and business structure work. Mr. Grow is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting and a Masters of Business Administration degree from the University of Central Oklahoma.

Mr. Bader joined Eateries, Inc. in 1999, as Vice President of Franchise Development. Mr. Bader is responsible for creating a Franchising Department for Garfield's Restaurant and Pub and for developing franchising locations, both domestically and internationally. He consults with franchisees on real estate and construction, and manages a franchise relations team. Mr. Bader brings more than 30 years of experience in franchising, franchise relations, development, and restaurant operations from Kentucky Fried Chicken Corp., Marriott, Pizzeria Uno and, most recently, from Applebee's International, where he established and grew the franchise business from 115 restaurants in 1990 to the 1100 they operate today. He has developed franchisees in 49 of the 50 states, Canada, Mexico, the Caribbean and Europe. Mr. Bader holds a Marketing degree from the University of Maine. He is a member of the International Council of Shopping Centers, and has represented his companies as a member and presenter at conventions of the International Franchise Association.

(f)  Involvement in certain legal proceedings.

                        Not applicable.

(g)  Promoters and control persons.

                        Not applicable.

(h)  Compliance with Section 16(a) of the Exchange Act.

Based upon a review of Forms 3, 4 and 5 furnished to the Company with respect to its most recent fiscal year, the Company has determined that reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table summarizes the compensation paid over the last three completed fiscal years to the Company's CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended December 29, 2002:

Summary Compensation Table
		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Other Annual Compen- sation ($) (1)	# of Shares Underlying Stock Options Granted	All Other Compen-sation ($) (2)
Vincent F. Orza, Jr.	2002	$325,000	$52,000	$11,000 (3)	70,000 (4)	$24,000
Chairman of the Board	2001	328,450	25,000	10,500 (3)	90,000 (4)	20,145
& CEO	2000	303,758	--	12,000 (3)	20,000 (4)	14,790

James M. Burke	2002	$219,077	$36,000	$11,000 (3)	30,000	$11,280
President, Chief Operating	2001	206,110	20,000	10,500 (3)	40,000	9,790
Officer and Assistant Secretary	2000	181,110	--	12,000 (3)	10,000	6,805

Bradley L. Grow	2002	$175,394	$28,000	$ --	--	$ --
Vice President, Chief	2001	175,000	--	--	--	--
Financial Officer and Assistant Secretary	2000	150,000	--	--	--	--

Laurence M. Bader	2002	$140,012	$32,400	$ --	30,000	$--
Vice President Franchise	2001	140,000	16,200	--	--	--
	2000	140,000	19,800	--	--	--

(1) Amounts include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(2)   Amounts shown under this column represent the premiums paid by Eateries, Inc. under split-dollar life insurance plans. Under these plans, Eateries, Inc. pays the premiums for life insurance issued to the named executive. Repayment of the premiums is secured by the death benefit or the cash surrender value of the policy, if any, if the executive cancels and surrenders the policy.

(3)   Amounts shown represent directors’ fees.

(4)   Amount shown includes stock options granted to Dr. Orza’s spouse, Patricia L. Orza, a director of Eateries, Inc.

Options Granted In 2002

This table shows the options granted to the named executive officers who received compensation of $100,000 or more in 2002.

Name	Date of Grant	# of Shares Underlying Options Granted in 2002	% of Total Options Granted to Employees in 2002 (1)	Exercise Price (2) ($share)	Expiration Date (Mo/Yr)	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5% (3)	10% (4)
Vincent F. Orza, Jr.	1/04/02	50,000	26.3%	$2.30	1/04/07	$31,772	$70,209
Vincent F. Orza, Jr.	6/28/02	20,000 (5)	10.5%	$2.91	6/28/07	$16,080	$35,532
James M. Burke	1/04/02	20,000	10.5%	$2.30	1/04/07	$12,709	$28,083
James M. Burke	6/28/02	10,000	5.3%	$2.91	6/28/07	$ 8,040	$17,766
Laurence Bader	4/11/02	30,000	15.8%	$3.00	4/11/07	$24,865	$54,946

(1) Includes options granted to non-employee directors.

(2) Exercise price was market price on date of grant.

(3) Assumes 5% annual increase in stock price over term of option.

(4) Assumes 10% annual increase in stock price over term of option.

(5) Includes options granted to Dr. Orza's spouse, Ms. Patricia L. Orza, a director of Eateries, Inc.

Aggregated Option Exercises in 2002 and Year-End Option Values

This table shows options exercised by the named executive officers (who received compensation of $100,000 or more in 2002) and the value of their outstanding options measured by the closing price of Eateries, Inc.'s common stock on December 29, 2002.

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Shares Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY-End ($) Exercisable/ Unexercisable
Vincent F. Orza, Jr. (2)(3)	—	—	390,000/-	$- / -
James M. Burke (2)	—	—	170,000/-	$- / -
Bradley L. Grow	—	—	120,000/30,000	$- / -
Laurence Bader	-	-	30,000/-	$- / -

                           (1) Market value at exercise date less exercise price.

(2) The options held by Dr. Vincent F. Orza, Jr. and Mr. James M. Burke include options received for service as directors of Eateries, Inc.

(3) The information shown for Dr. Orza includes the beneficial ownership of director options for 70,000 shares held by his spouse, Ms. Patricia Orza.

Omnibus Equity Compensation Plan

Under the Omnibus Equity Compensation Plan of Eateries, Inc. (the "Omnibus Equity Plan"), the Board of Directors may grant stock options, restricted stock or other derivative securities to our employees and directors. Under the Omnibus Equity Plan, if there is a change in control of Eateries, Inc., all unvested stock options will vest and all outstanding stock options or other plan awards will be cashed out unless the Compensation Committee determines otherwise. Under the Omnibus Equity Plan, we may not grant options at an exercise price, which is less than 85% of the fair market value of the common stock on the date of grant.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	975,000	$2.97	309,076
Equity compensation plans not approved by security holders	-	-	-
Total

Employment Agreements with the Chief Executive Officer
and Certain Other Executive Officers

We have employment agreements with Dr. Vincent F. Orza, Jr., Mr. James M. Burke and Bradley L. Grow dated as of April 1, 2002. The employment agreements with Dr. Orza, Mr. Grow and Mr. Burke provide for three-year terms, which unless terminated, automatically renew for additional one-year terms on each March 31. The current base salary of each executive under his or her respective employment agreement is as follows:

Vincent F. Orza, Jr.    $325,000

James M. Burke    $220,000

Bradley L. Grow    $175,000

If Dr. Orza, Mr. Grow or Mr. Burke should die during the term of his employment agreement, we will pay his estate an amount equal to two years' salary out of the proceeds of the key man life insurance policy maintained on the executive's life.

Stock Put Agreements. If Dr. Orza or Mr. Burke should die, the executive's estate or other legal representative has the right (but not the obligation) to compel Eateries, Inc. to purchase all or part of the common stock:

                           Owned by or under stock options to the executive;

Owned by the executive's immediate family members (i.e. spouse or children); or

Controlled by the executive or his immediate family members through trusts, partnerships, corporations or other entities on the date of the executive's death.

                    We will pay for any compelled purchase of stock out of (and limited to) the proceeds of the key man life                insurance policies we hold on the executive.

Directors’ Compensation

Directors of the Company are compensated at the rate of $10,000 per year (paid in quarterly installments) and $500 for each board meeting, committee meeting or travel day. Directors may, but are not required to, receive a grant of stock option. In 2002, 60,000 options were granted to directors as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table shows, as of April 27, 2003, all of the persons we know to be "beneficial owners" (1) of more than five percent of Eateries, Inc. common stock. This table also shows the beneficial ownership of each director and executive officer of Eateries, Inc. (even if he or she owns less than five percent of the common stock) and of all our directors and executive officers as a group.

Name	Directly Owned Shares (2)	Presently Exercisable Stock Options (3)	Shares Beneficially Owned (4)
			Number	Percent
Vincent F. Orza, Jr. Patricia L. Orza 2001 Cambridge Way Edmond, OK 73013	390,353	390,000	780,353	23.4%
Edward D. Orza 123 Skunk Lane Wilton, CT 06897	448,900	70,000	518,900	17.2%
James M. Burke 408 Country Club Terrace Edmond, Oklahoma 73003	232,695	170,000	402,695	12.9%
Bradley L. Grow	53,000	120,000	173,000	5.6%
Philip Friedman	49,332	70,000	119,332	4.0%
Thomas F. Golden	50,682	60,000	110,682	3.7%
Larry Kordisch	5,000	50,000	55,000	1.8%
Directors and Executive Officers as a group (9 persons)	1,287,421	982,500	2,271,921	57.8%

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

(3) This column shows the number of shares the shareholder may acquire though the exercise of presently exercisable stock options or stock options which will become exercisable within 60 days of April 27, 2003.

(4) This column includes shares directly owned and shares subject to presently exercisable stock options as described in footnotes (1), (2) and (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have a policy that requires that any transactions between Eateries, Inc. and our officers, directors, and affiliates be on terms no less favorable than those that we could obtain from unrelated third parties.

We have employed the firm of Advertising & Marketing Associates, which is owned by Dr. Vincent F. Orza, Jr., as our advertising agency. The firm purchases most of our electronic, outdoor and print media advertising, and has provided creative materials and marketing research for us. We paid the firm $454,000 for media costs in 2002, from which it retained standard agency discounts. Dr. Orza represents that the 2002 discounts were approximately $45,000 net of expenses. The firm does not charge us for creative or marketing research. We believe that our arrangement with Advertising & Marketing Associates is consistent with our policy on transactions with directors and in the best interest of Eateries, Inc.

We lease our corporate offices in Edmond, Oklahoma from Great Places, L.L.C., This entity was owned by family trusts for Dr. Orza and by Messrs. Grow and Burke, individually. In 2002,Mr. Grow and Burke sold their interest back to Great Places, LLC. Our lease with Great Places commenced in June 1999, and we paid a total of $117,181 in rent to Great Places in 2002. The lease requires us to pay monthly rental to Great Places of $10,383, and remains in effect until June 2014.

The Shawnee Oklahoma Garfield's Restaurant is leased from Great Places of Shawnee, L.L.C., an entity owned by Dr. Orza and Messrs. Burke and Grow.  Our lease with Great Places of Shawnee commenced in October 1999, and we paid a total of $108,000 in rent in 2002. The lease requires us to pay monthly rental to Great Places of Shawnee of $9,000, and remains in effect until October 2014.

Mr. Thomas Golden, a member of our Audit and Compensation Committees, is a retired shareholder and director of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (an Oklahoma law firm with offices in Tulsa and Oklahoma City), the primary outside law firm of Eateries, Inc. We incurred legal fees of $166,635 with the law firm in 2002.

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

                                                                                                                            REGISTRANT:

                                                                                                                            EATERIES, INC.

Date: April 28 , 2003                                                                                     By: /s/Vincent F. Orza, Jr.

                                                                                                                                    Vincent F. Orza, Jr.

                                                                                                                                    Chief Executive Officer

Date: April 28, 2003                                                                                      By:   /s/Bradley L. Grow

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

Date: April 28, 2003                                                                                     By: /s/Vincent F. Orza, Jr.

                                                                                                                                     Vincent F. Orza, Jr.

                                                                                                                                    Chairman of the Board

                                                                                                                                    and Director

Date: April 28, 2003                                                                                    By: /s/James M. Burke

                                                                                                                                    James M. Burke

                                                                                                                                    Assistant Secretary and Director

Date: April 28, 2003                                                                                    By: /s/Edward D. Orza

                                                                                                                                    Edward D. Orza,

                                                                                                                                    Director

Date: April 28, 2003                                                                                   By: /s/Patricia L. Orza

                                                                                                                                    Patricia L. Orza,

                                                                                                                                    Secretary and Director

Date: April 28, 2003                                                                                  By: /s/Thomas F. Golden

                                                                                                                                    Thomas F. Golden,

                                                                                                                                    Director

Date: April 28, 2003                                                                                 By: /s/Philip Friedman

                                                                                                                                    Philip Friedman,

                                                                                                                                    Director

Date: April 28, 2003                                                                                By: /s/Larry Kordisch

                                                                                                                                    Larry Kordisch,

                                                                                                                                    Director

EXHIBIT 99.0

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Vincent F. Orza, certify that:

1. I have reviewed this annual report on Form 10-K as amended of Eateries, Inc.;

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

Date: April 28, 2003               By: /s/ VINCENT F. ORZA, JR.

                                         Vincent F. Orza, Jr.

                                         Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Bradley L. Grow, certify that:

1. I have reviewed this annual report on Form 10-K as amended of Eateries, Inc.;

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

Date: April 28, 2003 By: /s/ BRADLEY L. GROW

                                               Bradley L. Grow

                                               Chief Financial Officer

OFFICER CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

1. The Company’s annual report on Form 10-K as amended for the year ended December 29, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Date: April 28, 2003 By: /s/ VINCENT F. ORZA, JR.

                                                                                                             Vincent F. Orza, Jr.

                                                                                                             Chief Executive Officer

Date: April 28, 2003 By: /s/ BRADLEY L. GROW

                                                                                                              Bradley L. Grow

                                                                                                               Chief Financial Officer