Form 10-Q
period 2003-03-30
EATERIES INC
filed 2003-05-09
CIK 796369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended

        March 30, 2003.

Commission File Number: 0-14968

EATERIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1230348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 S. Santa Fe Ave. Edmond, Oklahoma	73003
(Address of principal executive offices)	(Zip Code)

(405) 705-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X__

As of April 29, 2003, 2,967,417 common shares, $.002 par value, were outstanding.

EATERIES, INC. AND SUBSIDIARIES FORM 10-Q INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
March 30, 2003 and December 29, 2002	4

Condensed Consolidated Statements of
Operations (unaudited)
Thirteen weeks ended March 30, 2003
and March 31, 2002	5

Condensed Consolidated Statements of
Cash Flows (unaudited)
Thirteen weeks ended March 30, 2003
and March 31, 2002	6

Notes to Condensed Consolidated Financial
Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	12

Item 4. Controls and Procedures	18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits and Reports on Form 8-K	20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30,	December 29,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 1,219,173	$ 794,675
Receivables	747,060	4,110,230
Inventories	704,452	716,077
Prepaid expenses and other	1,110,125	1,066,417
Total current assets	3,780,808	6,687,399

Property and equipment, at cost	44,828,276	44,907,512
Less: Landlord finish-out allowances	(15,548,866)	(15,543,866)
Less: Accumulated depreciation and amortization	(16,526,527)	(16,312,585)
Net property and equipment	12,752,883	13,051,061
Goodwill, net	370,191	370,191
Other assets	1,032,275	1,060,403
Total assets	$ 17,936,157	$ 21,169,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 2,467,542	$ 5,503,040
Accrued liabilities	3,505,010	3,934,978
Total current liabilities	5,972,553	9,438,018

Deferred credit	923,352	1,077,190
Other liabilities	416,022	528,870
Long-term obligations, net of current portion	10,000,000	9,164,641
Commitments and contingencies	---	---
Total liabilities	17,311,927	20,208,719

Stockholders’ equity:
Preferred stock, none issued	---	---
Common stock	9,044	9,044
Additional paid-in capital	10,370,359	10,370,359
Accumulated deficit	(2,332,832)	(1,996,727)
Treasury stock, at cost	(7,422,341)	(7,422,341)
Total stockholders’ equity	624,230	960,335
Total liabilities and stockholders’ equity	$ 17,936,157	$ 21,169,054

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
REVENUES
Food and beverage sales	$ 19,080,942	$ 25,578,641
Franchise fees and royalties	219,020	92,909
Other income	112,908	136,789
Total revenues	19,412,870	25,808,339

COSTS AND EXPENSES
Costs of sales	5,344,388	7,012,987
Operating expenses	12,168,425	15,776,154
General and administrative	1,425,620	1,433,470
Depreciation and amortization	624,418	1,046,288
Interest expense	126,067	196,476
Total costs and expenses	19,688,918	25,465,375

INCOME (LOSS) BEFORE INCOME TAXES	(276,048)	342,964

PROVISION FOR INCOME TAXES	60,057	101,000

NET INCOME (LOSS)	$ (336,105)	$ 241,964

BASIC INCOME (LOSS) PER COMMON SHARE	$ (0.11)	$ 0.08

DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.11)	$ 0.08

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ (336,105)	$ 241,964
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	624,418	1,046,288
Provision for income taxes	---	101,000
Deferred income taxes	---	(33,540)
(Increase) decrease in operating assets:
Receivables	294,606	422,216
Inventories	11,625	42,509
Prepaids and other current	(43,708)	---
Other	28,128	(82,880)
Increase (decrease) in operating liabilities:
Accounts payable	(3,035,498)	(2,823,881)
Accrued liabilities	(429,968)	(162,149)
Other liabilities	(266,685)	(145,102)
Total adjustments	(2,817,082)	(1,635,539)
Net cash used in operating activities	(3,153,187)	(1,393,575)

Cash flows from investing activities:
Capital expenditures	(366,238)	(360,134)
Landlord allowances	40,000	129,700
Proceeds from sale of restaurants	3,020,000	---
Payments received on notes receivable	48,564	---
Net cash provided by (used in) investing activities	2,742,326	(230,434)

Cash flows from financing activities:
Borrowings under long-term obligations	10,000,000	---
Payments on long-term obligations	(3,583,489)	(307,143)
Borrowings under revolving credit agreements	---	10,022,000
Payments under revolving credit agreements	(5,581,152)	(8,275,000)
Net cash provided by financing activities	835,359	1,439,857

Increase (decrease) in cash and cash equivalents	424,498	(184,152)
Cash and cash equivalents at beginning of period	794,675	999,533
Cash and cash equivalents at end of period	$ 1,219,173	$ 815,381

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Organization

Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchised restaurants. The Company’s restaurants are located primarily in the East, Southwest, Midwest and Southeast regions of the United States. The Company’s restaurants operate under the name Garfield’s Restaurant & Pub ("Garfield’s"), Pepperoni Grill and Garcia’s Mexican Restaurants ("Garcia’s"). An analysis of Company-owned and franchised restaurants for the trailing twelve months in the period ended March 30, 2003, is as follows:

	Company Units	Franchised Units	Total Units
At March 31, 2002	66	7	73
Units opened	---	6	6
Units closed	(1)	---	(1)
Units sold	(13)	(2)	(15)
At March 30, 2003	52	11	63

Note 2 – Significant Accounting Policies

BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Eateries, Inc. and its wholly owned subsidiaries, Fiesta Restaurants, Inc. and Roma Foods, Inc. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

The Company’s fiscal year is a 52/53-week year ending on the last Sunday in December. The Company will operate a 52-week fiscal year for the year ended December 28, 2003. The Company operated a 52-week fiscal year for the year ended December 29, 2002.

REVENUE

Revenue from food and beverage sales is recorded at the date services are provided. Typically all customers pay at the time the service is provided.

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

INCOME TAXES

The Company is subject to Federal, state and local income taxes. Deferred income taxes are provided on the tax effect of presently existing temporary differences, existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes. The Company has fully reserved for its deferred income taxes, thus net deferred tax assets at March 30, 2003 and December 29, 2002 are zero.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2003	2002

Net income (loss), as reported	$ (336,105)	$ 241,964
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (540)	$ (55,337)
Pro forma net income (loss)	$ (340,650)	$ 186,627

Earnings (loss) per share
Basic – as reported	$ (0.11)	$ 0.08
Basic – pro forma	$ (0.11)	$ 0.06

Diluted – as reported	$ (0.11)	$ 0.08
Diluted – pro forma	$ (0.11)	$ 0.06

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

The following tables set forth the computation of basic and diluted EPS for the thirteen week periods ended March 30, 2003, and March 31, 2002:

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
Numerator:
Net income (loss)	$ (336,105)	$ 241,964

Denominator:
Denominator for basic EPS - weighted average shares outstanding	2,967,417	3,000,317
Dilutive effect of nonqualified stock options	---	38,990
Denominator for diluted EPS	2,967,417	3,039,307

Basic EPS	$ (0.11)	$ 0.08

Diluted EPS	$ (0.11)	$ 0.08

Note 3 - Balance Sheet Information

Receivables are comprised of the following:

	March 30, 2003	December 29, 2002

General	$ 106,000	$ 68,000
Vendor rebates	441,000	437,000
Franchisees	132,000	111,000
Banquets	---	129,000
Notes receivable	68,000	219,000
Notes receivable from Fiesta, L.L.C.	---	3,146,000
	$ 747,000	$ 4,110,000

Accrued liabilities are comprised of the following:

	March 30, 2003	December 29, 2002

Compensation	$ 1,900,000	$ 1,880,000
Taxes, other than income	586,000	695,000
Other	1,019,000	1,360,000
	$ 3,505,000	$ 3,935,000

Note 4 - Supplemental Cash Flow Information

Interest of $123,801 and $195,517 was paid for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively.

For the thirteen week periods ended March 30, 2003 and March 31, 2002, the Company had the following non-cash investing and financing activities:

Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Decrease in accumulated other comprehensive income	$ ---	$ 87,000

Note 5 - Stock Repurchases

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In March 2003, an additional 330,000 shares were authorized for repurchase, bringing the total amount authorized for repurchase to 730,000 shares. As of March 30, 2003, 230,662 shares have been repurchased under this plan for a total purchase price of approximately $794,000. Subsequent to March 30, 2003, the Company repurchased 20,000 shares for $62,205.

Note 6 - Restaurant Acquisitions and Dispositions

In March 2002, the Company terminated the lease on one Garfield’s located in North Riverside, IL. As part of the agreement, the Company agreed to pay $210,000 in lieu of future rent to the landlord. This amount has been accrued for and charged to restaurant closure expense, which is included in operating expenses on the consolidated statements of income for the thirteen weeks ended March 31, 2002.

In June 2002, the Company sold one Garcia’s located in Denver, CO. In August 2002, the Company sold one Garcia’s located in Carmichael, CA, and one located in Idaho Falls, ID. In November 2002, the Company sole one Garcia’s located in Layton, UT. In December 2002, the Company sold nine Garcia’s located in Arizona for $3,020,000. In conjunction with the sale, the Company retained a short-term note receivable from Fiesta, L.L.C. for the proceeds. During the first quarter, the Company was paid in full for the note.

In January 2003, the Company’s lease expired on one Garfield’s location in Savannah, GA. No gain or loss was associated with this disposition.

Note 7 – Contingencies

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

In the course of disposing of eleven Garcia’s restaurants in 2002, the Company was required by the landlord to remain as guarantor of the tenant lease in order the complete the assignments to the purchasors. The Company was released from its liabilities and commitments, however is contingently liable in the event of default of the Assignees. However, the Company has retained the right to control the operations of the locations if the party should default and recover any amounts paid under the guaranty. The Company’s guarantees will expire at the expiration of the assigned lease terms. At March 30, 2003, the remaining minimum rental commitments under these noncancellable lease commitments by the assignees, excluding amounts related to taxes, insurance, maintenance and percentage rent, are approximately $9,564,000.

Note 8 – Long-term Obligations

In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. Certain proceeds from the term loan (approximately $5.4 million) were used to repurchase $1,056,200 shares of the Company’s common stock. The balance of the proceeds under the term loan (approximately $3.2 million) and the proceeds under the revolving line of credit were used to retire indebtedness under the Company’s existing loan agreement. The revolving line of credit initially bears interest at the greater of a floating rate of three month LIBOR plus 2.50% or 5.00%, which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 2.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. These notes were paid in full on December 30, 2002 and the related loan agreements were cancelled.

On December 30, 2002, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring the current credit facility. Another $5,000,000 is restricted and available under this facility for use upon notice to GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to specific maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report. As of March 30, 2003, $10,000,000 was outstanding under this agreement at a rate of 4.8%.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement had a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired on November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002 or March 30, 2003. The unrealized loss as of March 31, 2002 was $84,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

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

Introduction

As of March 30, 2003, the Company owned and operated 52 locations (46 Garfield’s, 4 Garcia’s, 2 Pepperoni Grills), franchised 11 Garfield’s. As of March 31, 2002, the Company owned and operated 66 locations (47 Garfield’s, 17 Garcia’s, 2 Pepperoni Grills), franchised 6 Garfield’s and licensed one Garcia’s. The Company is working with franchisees on the development of restaurants located in Indiana, Florida, Mississippi, and Nevada. The Company sold 13 of its 17 Garcia’s during 2002. As of the date of this report, the entire system includes 63 restaurants of which 52 are Company-owned. The Company expects that at least 3 company-owned and 5 franchised-owned locations will open in 2003.

The Company has successfully initiated a national advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants. During the first quarter of 2003, the Company sold two DMA’s to one new franchisee in Mississippi for a total of six future locations. As of March 30, 2003, sixty-one new franchise restaurants are under commitment.

The Company’s uniform franchise offering circular (called the UFOC that contains the franchise and development agreement) is registered nationally.

The Company’s marketing strategies are focused around one central theme, enhancing the guest experience in all the Company concepts. Each program is designed with the guest in mind, to develop concept marketing plans to improve guest satisfaction in the areas of food, value, and service. The Company continues to offer a broad range of products that guests’ desire while striving to deliver the food in a fast and friendly manner. Utilizing multiple mediums such as television, local cable, radio, outdoor and print, the Company is able to deliver messages to the guest in the most efficient way. The restaurant managers are also encouraged to be involved in the community and to use proven local store marketing programs to drive their business. Key priorities for the remainder of 2003 include enhancing brand image along with developing menus that please the customer and improve the company bottom line at the same time.

Seasonality

With 50 of the 52 Company-owned restaurants located in regional malls as of March 30, 2003, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales, cash flow from operations and profits in the Company’s fourth and first fiscal quarters.

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

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

	THIRTEEN WEEKS ENDED
	March 30, 2003	March 31, 2002

Statements of Operations Data:
Revenues:
Food and beverage sales	98.3%	99.1%
Franchise fees and royalties	1.1%	0.4%
Other income	0.6%	0.5%
	100.0%	100.0%
Costs and Expenses:
Costs of sales (1)	28.0%	27.4%
Operating expenses (1)	63.8%	61.7%
General and administrative	7.3%	5.6%
Depreciation and amortization (1)	3.3%	4.1%
Interest expense	0.6%	0.8%
	101.4%	98.7%

Income (loss) before income taxes	(1.4)%	1.3%
Provision for income taxes	0.3%	0.4%

Net income (loss)	(1.7)%	0.9%

Selected Operating Data:
System-wide sales (in thousands)(2):
Company restaurants	$19,081	$25,579
Franchise restaurants	3,899	2,433
Total	$22,980	$28,012
Number of restaurants
(at end of period):
Company restaurants	52	66
Franchise restaurants	11	7
Total	63	73

(1) As a percentage of food and beverage sales.

(2) System-wide sales are calculated by adding Company and franchise sales together. However, franchise sales are not included in food and beverage sales on the Consolidated Statements of Operations..

Results of Operations

For the quarter ended March 30, 2003, the Company recorded a net loss of $(336,105) (($0.11) per common share) on revenues of $19,412,870. This compares to net income of $241,964 ($0.08 per common share) for the quarter ended March 31, 2002, on revenues of $25,808,339.

Revenues

Company revenues for the thirteen weeks ended March 30, 2003, decreased 24.8% over the revenues reported for the same periods in 2002. The revenue decrease relates primarily to the sale of thirteen Garcia’s in 2002 as well as negative economic trends in the first quarter. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:

Period Ended	Number of Units Open	Number of Operating Weeks	Average Weekly Sales Per Unit

Garfield’s:
March 30, 2003	46	601	$28,799
March 31, 2002	48	624	$29,286

Garcia's:
March 30, 2003	4	52	$17,757
March 31, 2002	16	208	$30,830

Pepperoni Grill:
March 30, 2003	2	26	$32,672
March 31, 2002	2	26	$33,329

For the thirteen weeks ended March 30, 2003, average weekly sales per unit for Garfield's decreased $(487) or 1.7% versus the quarter ended March 31, 2002. The primary reason for the decrease is due to adverse economic conditions.

For the thirteen weeks ended March 30, 2003, average weekly sales per unit for Garcia’s decreased $(13,073) or 42.4% versus the quarter ended March 31, 2002 This decrease is primarily due to the sale of thirteen higher volume units in 2002.

For the thirteen weeks ended March 30, 2003, average weekly sales per unit for Pepperoni Grill decreased $(657) or 1.0% versus the same period in 2002. This decrease is primarily due to adverse economic conditions.

Franchise fees and continuing royalties increased to $219,020 during the thirteen weeks ended March 30, 2003 versus $92,909 during the thirteen weeks ended March 31, 2002. This increase is due to the opening of five new franchise locations in 2002 as well as one new franchisee signing up in the first quarter 2003.

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002

Garfield's:
Costs of sales .	28.0%	28.0%
Labor costs	27.4%	27.2%
Total	55.4%	55.2%

Garcia's:
Cost of sales	29.0%	25.9%
Labor costs	37.0%	29.0%
Total	66.0%	54.9%

Pepperoni Grill:
Cost of sales	27.2%	26.1%
Labor costs	30.5%	29.5%
Total	57.7%	55.6%

Total Company:
Cost of sales	28.0%	27.4%
Labor costs	28.0%	27.8%
Total	56.0%	55.2%

Costs of sales as a percentage of food and beverage sales for Garfield’s in the quarters ended March 30, 2003 and March 31, 2002 was 28.0%.

Garcia’s costs of sales as a percentage of food and beverage sales was 29.0% in the quarter ended March 30, 2003 versus 25.9% in the quarter ended March 31, 2002. This increase is primarily due to the sale of Garcia’s freestanding locations in 2002 which had lower cost of sales than the mall-based units.

Costs of sales as a percentage of food and beverage revenue for Pepperoni Grill was 27.2% for the quarter ended March 30, 2003 compared to 26.1% for the quarter ended March 31, 2002. This increase is primarily due to the addition of several new seafood items.

Labor costs for Garfield’s increased to 27.4% of food and beverage sales during the quarter ended March 30, 2003, versus 27.2% during the 2002 comparable period due to higher average kitchen wages.

Garcia’s labor costs increased to 37.0% of food and beverage sales during the quarter ended March 30, 2003, versus 29.0% in the quarter ended March 31, 2002. This increase is due to the sale of thirteen locations with overall higher sales volumes and lower labor costs.

Labor cost in Pepperoni Grill was 30.5% during the quarter ended March 30, 2003 versus 29.5% during the 2002 comparable period. This increase is due to lower sales compared with its consistent fixed labor costs for kitchen labor.

For the thirteen weeks ended March 30, 2003, operating expenses as a percentage of food and beverage sales increased to 63.8% from 61.7% in the thirteen weeks ended March 31, 2002. This increase for the quarter primarily related to constant fixed costs compared to lower revenues.

During the thirteen weeks ended March 30, 2003 and March 31, 2002, general and administrative costs as a percentage of total revenues changed to 7.3% from 5.6% respectively. The increase for the thirteen-week period ended March 30, 2003 is primarily due to constant fixed costs compared to lower revenues.

For the thirteen weeks ended March 30, 2003 depreciation and amortization expense was $624,418 (3.3% of food and beverage sales) compared to $1,046,288 (4.1% of food and beverage sales) in the thirteen weeks ended March 31, 2002. This decrease is due to the sale of thirteen Garcia’s in 2002 which had higher depreciation charges per location than other Company locations and the write down in 2002 on the remaining Garcia’s assets.

For the thirteen weeks ended March 30, 2003 interest expense decreased to $126,067 (0.6% of total revenues) from $196,476 (0.8% of total revenues) for the thirteen weeks ended March 31, 2002. The decrease primarily related to lower interest rates, average debt balance and the expiration of the swap agreement in 2002 which was fixed at 7.65%.

Income Taxes

The Company's provision for income taxes was $60,057 for the thirteen weeks ended March 30, 2003, versus $101,000 for the 2002 comparable period. The effective tax rates for the periods ended March 30, 2003 and March 29, 2002, are as follows:

	Thirteen Weeks
	March 30,	March 31,
	2003	2002

Effective income tax rates	21.8%	29.5%

Effective income tax rates are lower during periods with net income due to the large amount of FICA tax credits on tipped employees that the Company is allowed as a reduction of its calculated income tax liability.

Earnings Per Share ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,967,417 and 3,000,317 in the quarters ended March 30, 2003 and March 31, 2002, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 2,967,417 and 3,039,307 in the quarters ended March 30, 2003 and March 31, 2002, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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

Liquidity and Capital Resources

At March 30, 2003, the Company’s current ratio was 0.63 to 1 compared to 0.71 to 1 at December 29, 2002. The Company’s working capital deficit was $(2,191,745) at March 30, 2003 versus $(2,750,619) at December 29, 2002. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company’s credit facility.

The Company believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company’s net capital expenditures and working capital requirements during 2003.

In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. The revolving line of credit initially bears interest at the greater of a floating rate of three month LIBOR plus 2.50% or 5.00%, which is reset quarterly. The term loan also provides for an initial floating rate of interest equal to three month LIBOR plus 2.50% and requires quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converts to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities is subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s minimum floating rate is LIBOR plus 1.25% and the maximum floating rate is LIBOR plus 2.50%. Borrowings under this loan agreement are unsecured. The loan agreement does contain certain financial covenants and restrictions. These notes were paid in full on December 30, 2002 and the related loan agreements were cancelled.

On December 30, 2002, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring its current credit facility. Another $5,000,000 is restricted and available under this facility for use upon notice to GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to specific maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report. As of March 30, 2003, $10,000,000 was outstanding under this agreement at a rate of 4.8%.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement had a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired on November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002 or March 30, 2003. The unrealized loss as of March 31, 2002 was $84,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

In April 1997, the Company’s Board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In March 2003, an additional 330,000 shares were authorized for repurchase, bringing the total amount authorized for repurchase to 730,000 shares. As of Mach 30, 2003, 230,662 shares have been repurchased under this plan for a total purchase price of approximately $794,000. Subsequent to March 30, 2003, the Company repurchased 20,000 shares for $62,205.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

(1) Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2) Equipment Loan and Security Agreement between Eateries, Inc. and GE Capital Franchise Finance dated December 30, 2002.

(3) Promissory Note between Eateries, Inc. and GE Capital Franchise Finance dated December 30, 2002.

(4) Post-Closing Agreement between Eateries, Inc. and GE Capital Franchise Finance dated December 30, 2002.

(b)   During the quarter ended March 30, 2003, the following reports on Form 8-K were filed:

(a)   On January 7, 2003, a report on Form 8-K was filed, reporting the Company’s disposition of most of its Garcia’s restaurants. On March 29, 2003, an amendment to this report on Forma 8-K was filed which contained pro forma financial information for the Company as of December 29, 2002.

(b)   On March 21, 2003, a report on Form 8-K was filed, setting forth a press release issued by the Company regarding financial results for the year ended December 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EATERIES, INC.

                                             Registrant

Date: April 29, 2003              By: /s/ BRADLEY L. GROW

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

Date: April 29, 2003       By: /s/ VINCENT F. ORZA, JR.

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

Date: April 29, 2003 By: /s/ BRADLEY L. GROW

                                        Bradley L. Grow

                                        Chief Financial Officer

Exhibit (a)(1)

OFFICER CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

1. The Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Date: April 29, 2003          By: /s/ VINCENT F. ORZA, JR.

                                            Vincent F. Orza, Jr.

                                            Chief Executive Officer

Date:  April 29, 2003         By:  /s/ BRADLEY L. GROW

                                            Bradley L. Grow

                                            Chief Financial Officer

Exhibit (a)(2)

EQUIPMENT LOAN AND SECURITY AGREEMENT

THIS EQUIPMENT LOAN AND SECURITY AGREEMENT (this "Agreement") is made as of December 30, 2002 (the "Closing Date"), by and between GE CAPITAL FRANCHISE FINANCE CORPORATION, a Delaware corporation ("Lender"), and EATERIES, INC., an Oklahoma corporation ("Borrower").

AGREEMENT:

In consideration of the mutual covenants and provisions of this Agreement, the parties agree as follows:

1. Definitions. The following terms shall have the following meanings for all purposes of this Agreement:

"Advance" or "Advances" means, as the context may require, individually and collectively, the Revolving Loan Advances and the Permitted Advances made in accordance with Section 2.

"Affiliate" means any Person which directly or indirectly controls, is under common control with, or is controlled by any other Person. For purposes of this definition, "controls," "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through ownership of voting securities or otherwise.

"Anti-Money Laundering Laws" means all applicable laws, regulations and government guidance on the prevention and detection of money laundering, including 18 U.S.C. Sec. 1956 and 1957, and the BSA.

"Borrower Parties" means, collectively, Borrower and any guarantors of the Equipment Loan (including, in each case, any predecessors-in-interest).

"BSA" means the Bank Secrecy Act (31 U.S.C. Sec. 5311 et. seq.), and its implementing regulations, Title 31 Part 103 of the U.S. Code of Federal Regulations.

"Business Day" means any day on which Lender is open for business other than a Saturday, Sunday or a legal holiday, ending at 5:00 P.M. Phoenix, Arizona time.

"Change of Control" means a change in control of any of the Borrower Parties, including, without limitation, a change in control resulting from direct or indirect transfers of voting stock or partnership, membership or other ownership interests, whether in one or a series of transactions. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of any of the Borrower Parties, as applicable, and a Change of Control will occur if any of the following occur: (i) any merger or consolidation by any of the Borrower Parties, as applicable, with or into any other entity where Borrower is not the surviving entity; or (ii) if any "Person" as defined in Section 3(a)(9) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as used in Section 13(d) and 14(d) thereof, including a "group" as defined in Section 13(d) of the Exchange Act, who, subsequent to the Closing, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), of securities of any of the Borrower Parties, as applicable, representing 25% or more of the combined voting power of Borrower’s then outstanding securities (other than indirectly as a result of the redemption by any of the Borrower Parties, as applicable, of its securities).

"Closing" means the disbursement of the Equipment Loan Amount as contemplated by this Agreement.

"Code" means Title 11 of the United States Code, 11 U.S.C. Sec. 101 et seq., as amended.

"Declining Maximum Loan Amount" has the meaning set forth in the Note.

"Default Rate" has the meaning set forth in the Equipment Note.

"EBITDA" has the meaning set forth in Section 6.

"Equipment" means the furniture, equipment, trade fixtures, appliances and other tangible personal property now or hereafter located on the Premises and all income therefrom and all proceeds thereof.

"Equipment Loan" means the equipment loan by Lender to Borrower with respect to the Equipment at the Premises in the amount of $15,000,000.00.

"Equipment Note" means the equipment promissory note dated as of the Closing Date in the amount of the Equipment Loan executed by Borrower in favor of Lender, as the same may be amended from time to time.

"Event of Default" has the meaning set forth in Section 10.

"Fee" means an underwriting, valuation and processing fee equal to 1% of the amount of the Equipment Loan.

"GAAP" means generally accepted accounting principles consistently applied.

"Governmental Authority" means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority having jurisdiction or supervisory or regulatory authority over the Equipment or any of the Borrower Parties.

"Landlord’s Consents" means, collectively, those Landlord’s Agreements Regarding Equipment executed by the landlords under the Premises Leases in favor of Lender. A Landlord Consent shall be executed for each Premises Lease.

"Lender Entities" means, collectively, Lender (including any predecessor-in-interest to Lender) and any Affiliate of Lender (including any Affiliate of any predecessor-in-interest to Lender).

"Litigation Prepayment" has the meaning set forth in Section 6.R.

"Loan Documents" means, collectively, this Agreement, the Equipment Note, the UCC-1 Financing Statements, the Post-Closing Agreement, any guaranty of the Equipment Note and all other documents, instruments and agreements executed in connection therewith or contemplated thereby.

"Marks" means collectively all trademarks, trade names and other service marks owned by Borrower and used in connection with the operation of the Premises.

"Material Adverse Effect" means a material adverse effect on (i) the Equipment, including without limitation, the use of the Equipment in the operation of a Permitted Concept, or (ii) Borrower’s ability to perform its obligations under the Loan Documents.

"Obligations" has the meaning set forth in Section 4 hereof.

"OFAC Laws and Regulations" means Executive Order 13224 issued by the President of the United States of America, the Terrorism Sanctions Regulations (Title 31 Part 595 of the U.S. Code of Federal Regulations), the Terrorism List Governments Sanctions Regulations (Title 31 Part 596 of the U.S. Code of Federal Regulations), the Foreign Terrorist Organizations Sanctions Regulations (Title 31 Part 597 of the U.S. Code of Federal Regulations), and the Cuban Assets Control Regulations (Title 31 Part 515 of the U.S. Code of Federal Regulations), and all other present and future federal, state and local laws, ordinances, regulations, policies, lists (including, without limitation, the Specially Designated Nationals and Blocked Persons List) and any other requirements of any Governmental Authority (including, without limitation, the United States Department of the Treasury Office of Foreign Assets Control) addressing, relating to, or attempting to eliminate, terrorist acts and acts of war, each as hereafter supplemented, amended or modified from time to time, and the present and future rules, regulations and guidance documents promulgated under any of the foregoing, or under similar laws, ordinances, regulations, policies or requirements of other states or localities.

"Other Agreements" means, collectively, all agreements and instruments between, among or by (1) any of the Borrower Parties and/or any Affiliate of any of the Borrower Parties (including any Affiliate of any predecessor-in-interest to any of the Borrower Parties), and, or for the benefit of, (2) any of the Lender Entities, including, without limitation, promissory notes and guaranties; provided, however, the term "Other Agreements" shall not include the agreements and instruments defined as the Loan Documents.

"Participation" means one or more grants by Lender or any of the other Lender Entities to a third party of a participating interest in notes evidencing obligations to repay secured or unsecured loans owned by Lender or any of the other Lender Entities or any or all servicing rights with respect thereto.

Permitted Advances" has the meaning set forth in Section 2.B.

"Permitted Concept" means either (i) a Pepperoni Grill Restaurant or (ii) a Garfield’s Restaurant.

"Post-Closing Agreement" means the Post-Closing Agreement dated as of the date of this Agreement from Borrower to Lender.

"Premises" means the parcel or parcels of real estate described in Exhibit A attached hereto, together with all rights, privileges and appurtenances associated therewith and all buildings, fixtures and other improvements now or hereafter located thereon (whether or not affixed to such real estate).

"Premises Lease" means those leases relating to the Premises and all modifications and supplements thereto disclosed in Landlord’s Consents delivered with respect thereto, as may be amended or supplemented from time to time.

"Release Prepayments" has the meaning set forth in Section 9.G.

"Revolving Loan Advances" has the meaning set forth in Section 2.A.

"Securitization" means one or more sales, dispositions, transfers or assignments by Lender or any of the other Lender Entities to a special purpose corporation, trust or other entity identified by Lender or any of the other Lender Entities of notes evidencing obligations to repay secured or unsecured loans owned by Lender or any of the other Lender Entities (and, to the extent applicable, the subsequent sale, transfer or assignment of such notes to another special purpose corporation, trust or other entity identified by Lender or any of the other Lender Entities), and the issuance of bonds, certificates, notes or other instruments evidencing interests in pools of such loans, whether in connection with a permanent asset securitization or a sale of loans in anticipation of a permanent asset securitization. Each Securitization shall be undertaken in accordance with all requirements which may be imposed by the investors or the rating agencies involved in each such sale, disposition, transfer or assignment or which may be imposed by applicable securities, tax or other laws or regulations.

"Transfer" means one or more sales, transfers or assignments by Lender or any of the other Lender Entities to a third party of notes evidencing obligations to repay secured or unsecured loans owned by Lender or any of the other Lender Entities or any or all servicing rights with respect thereto.

"UCC" means the Uniform Commercial Code as adopted in the State where the Equipment is located.

"UCC-1 Financing Statements" means such UCC-1 Financing Statements as Lender shall file with respect to the transactions contemplated by this Agreement.

2.    Transactions.

A. On the terms and subject to the conditions set forth in this Section 2, Lender shall make Advances to Borrower from time to time from the Closing until the Business Day immediately preceding the Maturity Date in an aggregate amount up to, but not exceeding, the lesser of (i) the Declining Maximum Loan Amount or (ii) $15,000,000.00 (the "Revolving Loan Advances"). At the Closing, Lender shall make an initial Advance under this Section 2.A. in the amount of $10,000,000.00 (the "Initial Advance"). Subject to the limitations of Section 2 and the other terms and conditions of the Loan Documents, Borrower may repay, borrow and reborrow the maximum aggregate amount of the Advances permitted under this Section 2.A. from the Closing until the Business Day immediately preceding the Maturity Date.

B. At any time prior to January 1, 2004, at Borrower’s written request, Lender shall make additional Advances in an aggregate amount of up to, but not exceeding, $5,000,000 (collectively, the "Permitted Advances"). The Permitted Advances may be requested and shall be used by Borrower solely for purposes approved by Lender, which approval shall not be unreasonably withheld, conditioned or delayed.

C. The Advances will be evidenced by the Note and secured by the Loan Agreement. Borrower shall repay the outstanding principal amount of the Advances together with interest thereon in the a manner and in accordance with the terms and conditions of the Note and the Loan Agreement.

D. Lender shall have no obligation to make an Advance (i) so long as an Event of Default or any event or condition that, with the giving of notice, the passage of time, or both, would constitute an Event of Default under any of the Loan Documents has occurred and is continuing or (ii) if Lender has accelerated the maturity of the Note as the result of an Event of Default. All of the representations and warranties set forth in Section 5 shall be true, correct and complete as of the date of each Advance, as if restated as of such date, and Borrower shall be in compliance with each of the covenants set forth in Section 5 as of the date of each Advance.

E. Each Advance shall be made in cash or otherwise immediately available funds subject to any prorations and adjustments required by this Agreement.

F. Borrower shall give Lender at least fifteen (15) days’ prior written notice of each Advance (other than the Initial Advance) and shall provide a compliance certificate to Lender, in a form to be provided by Lender, in order to establish that Borrower is in compliance with all of its obligations, duties and covenants under the Loan Documents. Each Advance shall be in an amount not less than $100,000.00 in an integral multiple of $10,000.00. Advances shall be made no more frequently than two (2) times per calendar month.

3. Closing Conditions. The obligation of Lender to consummate the transaction contemplated by this Agreement is subject to the fulfillment or waiver of each of the following conditions:

A. Title. Title to the Equipment shall be vested in Borrower, free of all liens, encumbrances, restrictions, encroachments and easements, except the liens created by this Agreement and the UCC-1 Financing Statements. Upon Closing, Lender will obtain a valid and perfected first priority lien upon and security interest in the Equipment.

B. Compliance With Representations, Warranties and Covenants. No event shall have occurred or condition shall exist which would, upon the Closing Date, or, upon the giving of notice and/or passage of time, constitute a breach or default hereunder or under the Loan Documents, any franchise or distribution agreement affecting the Premises or any other agreement between or among Lender, any of the Borrower Parties or any other party to any franchise or distribution agreement affecting the Premises pertaining to the subject matter hereof, and no event shall have occurred or condition shall exist or information shall have been disclosed by Borrower or discovered by Lender which has had or would be reasonably likely to have a material adverse effect on the Premises, the Equipment, any of the Borrower Parties or Lender’s willingness to consummate the transaction contemplated by this Agreement, as determined by Lender in its sole and absolute discretion.

C. Proof of Insurance. Borrower shall have delivered to Lender certificates of insurance and copies of insurance policies showing that all insurance required by the Loan Documents and providing coverage and limits satisfactory to Lender are in full force and effect.

D. Fee and Closing Costs. Borrower shall have paid the Fee to Lender and shall have paid all costs of the transaction described in this Agreement, including, without limitation, UCC search and litigation search charges, the attorneys’ fees of Borrower, reasonable attorneys’ fees and expenses of Lender, Lender’s equipment inspection costs and fees, stamp taxes, mortgage taxes, transfer fees, and escrow, filing and recording fees (including preparation, filing and recording fees for UCC continuation statements).

E. Evidence of Ownership and Authority. Borrower shall have provided Lender with evidence reasonably satisfactory to Lender that the Equipment is owned by Borrower free and clear of all liens and encumbrances, which evidence shall include, without limitation, certified UCC financing statement searches and, to the extent the Equipment Loan is purchase money financing, invoices and/or bills of sale from the vendors of the Equipment. Borrower shall have provided Lender with evidence reasonably satisfactory to Lender that the Closing Documents have been duly authorized, executed and delivered on behalf of the Borrower Parties.

F. Closing Documents. At or prior to the Closing Date, Lender and/or Borrower, as may be appropriate, shall have executed and delivered or shall have caused to be executed and delivered to Lender, or as Lender may other direct, the Loan Documents and such other documents, payments, instruments and certificates, as Lender may require in form acceptable to Lender.

G. Premises Leases. Each of the Premises Leases shall be in full force and effect and Borrower shall be entitled to occupy the Premises corresponding thereto. Lender shall have approved each of the Premises Leases in its sole discretion and Borrower shall have delivered to Lender a Landlord Consent from each landlord under a Premises Lease, the form and substance of which shall be satisfactory to lender in its sole discretion.

Upon fulfillment or waiver of all of the above conditions, this transaction shall close in accordance with the terms and conditions of this Agreement.

4. Security Interest Created; Obligations Secured. A. To secure the payment of the Obligations (as defined below), Borrower hereby grants to Lender a security interest in the Equipment and the Marks.

B. This Agreement secures the following indebtedness and obligations (the "Obligations"): (1) payment of indebtedness evidenced by the Equipment Note, together with all extensions, renewals, amendments and modifications thereof; and (2) payment of all other indebtedness and other sums, including interest at the applicable rate, which may be owed under, and performance of all other obligations and covenants contained in, any other Loan Document or any Other Agreement, together with any other instrument given to evidence or further secure the payment and performance of any obligation secured hereby or thereby.

C. Borrower authorizes Lender to file financing statements with respect to the security interest of Lender, continuation statements with respect thereto, and any amendments to such financing statements which may be necessitated by reason of any of the changes described in Section 6.C. Borrower agrees that, notwithstanding any provision in the UCC to the contrary, Borrower shall not file a termination statement of any financing statement filed by Lender in connection with any security interest granted under this Agreement if Lender reasonably objects to the filing of such termination statement.

D. Lender at all times shall have a perfected security interest in the Equipment and the Marks that shall be prior to any other interests therein. Borrower shall do all acts and things, shall execute and file all instruments (including security agreements, UCC financing statements, continuation statements, etc.) requested by Lender to establish, maintain and continue the perfected security interest of Lender in the Equipment and the Marks, and shall promptly on demand pay all costs and expenses of (1) filing and recording, including the costs of any searches deemed necessary by Lender from time to time (but not more often than twice in any calendar year) to establish and determine the validity and the continuing priority of the security interest of Lender, and (2) all other claims and charges that in the reasonable opinion of Lender might prejudice, imperil or otherwise affect the Equipment, the Marks, or security interest therein of Lender. Borrower agrees that a carbon, photographic or other reproduction of a security agreement or financing statement shall be sufficient as a financing statement. Upon and during the continuance of an Event of Default, Lender is hereby appointed Borrower’s attorney-in-fact to take any of the foregoing actions requested of Borrower by Lender if Borrower should fail to take such actions, which appointment shall be deemed coupled with an interest.

5. Representations and Warranties of Borrower. The representations and warranties of Borrower contained in this Section are being made by Borrower as of the Closing Date to induce Lender to enter into this Agreement and consummate the transactions contemplated herein and shall survive the Closing. Borrower represents and warrants to Lender as follows:

A. Financial Information. Borrower has delivered to Lender certain financial statements and other information concerning the Borrower Parties in connection with the transaction described in this Agreement (collectively, the "Financial Information"). The Financial Information is true, correct and complete in all material respects; there have been no amendments to the Financial Information since the date such Financial Information was prepared or delivered to Lender. Borrower understands that Lender is relying upon the Financial Information and Borrower represents that such reliance is reasonable. All financial statements included in the Financial Information were prepared in accordance with GAAP and fairly present as of the date of such financial statements the financial condition of each individual or entity to which they pertain. No change has occurred with respect to the financial condition of any of the Borrower Parties and/or the Equipment as reflected in the Financial Information which has not been disclosed in writing to Lender or has had, or could reasonably be expected to result in, a Material Adverse Effect.

B. Organization and Authority. Each of the Borrower Parties (other than individuals), as applicable, is duly organized or formed, validly existing and in good standing under the laws of its state of incorporation or formation, and qualified as a foreign corporation, partnership or limited liability company, as applicable, to do business in the state(s) where the Equipment is located and any other jurisdiction where the failure to be qualified could reasonably be expected to result in a Material Adverse Effect. All necessary action has been taken to authorize the execution, delivery and performance by the Borrower Parties of this Agreement and the other Loan Documents. The person(s) who have executed this Agreement on behalf of Borrower are duly authorized so to do. Borrower is not a "foreign corporation," "foreign partnership," "foreign trust," "foreign estate" or "foreign person" (as those terms are defined by the Internal Revenue Code of 1986, as amended). Borrower's U.S. Federal Tax Identification number, Organization Identification number and principal place of business are correctly set forth on the signature page of this Agreement. None of the Borrower Parties, and no individual or entity owning directly or indirectly any interest in any of the Borrower Parties, is an individual or entity whose property or interests are subject to being blocked under any of the OFAC Laws and Regulations or is otherwise in violation of any of the OFAC Laws and Regulations; provided, however, the representation contained in this sentence shall not apply to any Person to the extent such Person’s interest is in or through a U.S. Publicly-Traded Entity.

C. Enforceability of Documents. Upon execution by the Borrower Parties, this Agreement and the other Loan Documents shall constitute the legal, valid and binding obligations of the Borrower Parties, respectively, enforceable against the Borrower Parties in accordance with their respective terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, liquidation, reorganization and other laws affecting the rights of creditors generally and general principles of equity.

D. Litigation. There are no material suits, actions, proceedings or investigations pending, or to the best of its knowledge, threatened against or involving the Borrower Parties, the Equipment or the Premises before any arbitrator or Governmental Authority, except for such suits, actions, proceedings or investigations which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect.

E. Absence of Breaches or Defaults; Compliance with Laws. The Borrower Parties are not, and the authorization, execution, delivery and performance of this Agreement and the other Loan Documents will not result, in any breach or default under any other document, instrument or agreement to which any of the Borrower Parties is a party or by which any of the Borrower Parties, the Premises, the Equipment or any of the property of any of the Borrower Parties is subject or bound, except for such breaches or defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Agreement and the other Loan Documents will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order. Neither the Premises nor the Equipment are subject to any right of first refusal, right of first offer or option to purchase or lease granted to a third party. The Equipment is in compliance with all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of each Governmental Authority having jurisdiction over the Equipment, and all policies or rules of common law, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to any of the Borrower Parties, except for such noncompliance which has not had, and could not reasonably be expected to result in, a Material Adverse Effect.

F. Licenses and Permits. To the best of Borrower’s knowledge, all required licenses, registrations, filings and permits, both governmental and private, to use and operate the Equipment, to own and use the Marks, and to use and operate the Premises as a Permitted Concept are in full force and effect, except for such licenses and permits the failure of which to obtain has not had, and could not reasonably be expected to result in, a Material Adverse Effect.

G. Condition of Equipment. The Equipment is in good condition and repair and well maintained, ordinary wear and tear excepted, and fully operational.

H. Title to Equipment and Marks; First Priority Lien. Borrower owns the Equipment, free and clear of all liens, encumbrances, charges and security interests of any nature whatsoever. To the best of Borrower’s knowledge, Borrower owns the Marks without conflict with any license, trademark, trade name, copyright or other proprietary right of any natural person or business entity of any type. Upon Closing, Lender shall have a first priority lien upon and security interest in the Equipment and Marks pursuant to this Agreement and the UCC-1 Financing Statements.

I. Premises Leases. Borrower has delivered to Lender a true, correct and complete copy of each of the Premises Leases. The Premises Leases are the only leases with respect to the Premises, and are in full force and effect, and constitute the legal, valid and binding obligations of the parties thereto, enforceable against such parties in accordance with their terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, liquidation, reorganization and other laws affecting the rights of creditors generally and general principles of equity. Borrower has not assigned, transferred, mortgaged, hypothecated or otherwise encumbered the Premises Leases or any rights thereunder or any interest therein. Borrower has not received any notice of default from any landlord under the Premises Leases which has not been cured or given any notice of default to a landlord which has not been cured. No event has occurred and no condition exists which, with the giving of notice or the lapse of time or both, would constitute a default by any landlord under the Premises Leases or Borrower under the Premises Leases.

J. Money Laundering. (1) Borrower has taken all reasonable measures, in accordance with all applicable Anti-Money Laundering Laws, with respect to each holder of a direct or indirect interest in the Borrower Parties, to assure that funds invested by such holders in the Borrower Parties are derived from legal sources; provided, however, none of the foregoing shall apply to any Person to the extent that such Person’s interest is in or through a U.S. Publicly-Traded Entity.

(2) To Borrower’s knowledge after making due inquiry, neither any of the Borrower Parties nor any holder of a direct or indirect interest in the Borrower Parties (a) is under investigation by any Governmental Authority for, or has been charged with, or convicted of, any violation of any Anti-Money Laundering Laws, or drug trafficking, terrorist-related activities or other money laundering predicated crimes or a violation of the BSA, (b) has been assessed civil penalties under these or related laws, or (c) has had any of its funds seized or forfeited in an action under these or related laws; provided, however, none of the foregoing shall apply to any Person to the extent that such Person’s interest is in or through a U.S. Publicly-Traded Entity.

(3) Borrower has taken reasonable steps, consistent with industry practice for comparable organizations and in any event as required by law, to ensure that the Borrower Parties are and shall be in compliance with all (i) Anti-Money Laundering Laws and (ii) OFAC Laws and Regulations

6. Covenants. Borrower covenants to Lender from and after the Closing Date and until all of the Obligations are satisfied in full, as follows:

A. Payment of the Equipment Note. Borrower shall punctually pay, or cause to be paid, the principal, interest and all other sums to become due in respect of the Equipment Note and the other Loan Documents in accordance with the Equipment Note and the other Loan Documents.

B. Title. Borrower shall own the Equipment and Marks, free and clear of all liens, encumbrances, charges and other exceptions to title. Lender shall have a valid first lien upon and security interest in the Equipment and Marks pursuant to this Agreement and the UCC-1 Financing Statements.

C. Organization and Status; Preservation of Existence. Each of the Borrower Parties (other than individuals), as applicable, shall be validly existing and in good standing under the laws of its state of incorporation or formation and qualified as a foreign corporation, partnership or limited liability company to do business in the state(s) where the Equipment is located and any other jurisdiction where the failure to be qualified could reasonably be expected to result in a Material Adverse Effect. Borrower shall preserve its current form of organization and shall not change its legal name, its state of formation, nor, in one transaction or a series of related transactions, merge with or into, or consolidate with, any other entity without providing, in each case, Lender with 30 days’ prior written notice and obtaining Lender’s prior written consent (to the extent such consent is required under Section 7 of this Agreement).

D. Licenses and Permits; Compliance With Laws. All required licenses, registrations, filings and permits, both governmental and private, to use and operate the Equipment, use and own the Marks, and to use and operate the Premises as a Permitted Concept shall be maintained in full force and effect.

E. Financial Statements. Within 45 days after the end of each fiscal quarter and within 120 days after the end of each fiscal year of Borrower, Borrower shall deliver to Lender (a) complete financial statements of the Borrower Parties including a balance sheet, profit and loss statement, statement of cash flows and all other related schedules for the fiscal period then ended; (b) income statements for the business at the Premises; and (c) such other financial information as Lender may reasonably request in order to establish compliance with the financial covenants in the Loan Documents. All such financial statements shall be prepared in accordance with GAAP from period to period, and shall be certified to be accurate and complete by Borrower (or the Treasurer or other appropriate officer of Borrower). Borrower understands that Lender is relying upon such financial statements and Borrower represents that such reliance is reasonable. In the event the property and business at the Premises is ordinarily consolidated with other business for financial statement purposes, such financial statements shall be prepared on a consolidated basis showing separately the sales, profits and losses, assets and liabilities pertaining to the Premises with the basis for allocation of overhead of other charges being clearly set forth. The financial statements delivered to Lender need not be audited, but Borrower shall deliver to Lender copies of any audited financial statements of Borrower which may be prepared, as soon as they are available.

F. Inspections. Borrower shall, during normal business hours and with at least 24-hour notice to Borrower (or at any time and without notice in the event of an emergency), (1) provide Lender and Lender’s officers, employees, agents and advisors with access to the Equipment and all files, correspondence and documents relating to the Equipment (including, without limitation, any of the foregoing information stored in any computer files), and (2) allow such persons to make such inspections, tests, copies, and verifications as Lender considers necessary.

G. Removal of Equipment. Except for purposes of replacement with like property of equal or greater value and repair in the ordinary course of business, Borrower shall not remove or allow to be removed from the Premises any substantial portion of the Equipment, or any part thereof, without the prior written consent of Lender (unless such Equipment is moved to another Premises). Borrower shall promptly give written notice to Lender of any substantial change in the character of the business conducted on the Premises and of the cessation of all or any part thereof and of any loss or damage by fire or other casualty to any substantial part of the Equipment.

H. No Additional Encumbrances. Borrower shall remain the owner of the Equipment and Marks (whether acquired prior to or after the date hereof) free from any lien, security interest or encumbrance except those in favor of Lender, and Borrower shall not execute or permit the filing of any financing statement thereon other than the UCC-1 Financing Statements. Borrower shall defend the Equipment and Marks against all claims and demands of all persons. Borrower shall not permit any action to be taken which would adversely affect the value of the Equipment or Marks or which would encumber, dilute or cloud Borrower’s title or interest therein.

I. Maintenance and Repair. Borrower shall at all times keep and maintain the Equipment in good order, repair and condition, ordinary wear and tear excepted, and will promptly replace any part thereof that from time to time may become obsolete, badly worn or in a state of disrepair or, if supplies, be consumed in the normal course of Borrower’s business operations. Lender shall have a lien on and security interest in all replacements and all replacements shall be free of any other lien, security interest or encumbrance of any nature, including any purchase money lien or security interest. Borrower shall not transfer or permit any transfer of any part of the Equipment to be made or any interest therein to be created by way of a sale (except as permitted below), by way of a grant of a security interest, or by way of a levy or other judicial process. Borrower may sell or dispose of only that part of the Equipment that Borrower will replace, and the proceeds from such sale and disposition must be invested in replacement property of like kind and of equal or greater value.

J. Notices. Borrower shall promptly notify Lender of any levy, distraint or other seizure by legal process or otherwise of any part of the Equipment or Marks and of any threatened or filed claims or proceedings that might in any way affect or impair any of the Equipment or Marks.

K. Insurance. Borrower shall obtain and maintain in force insurance policies, naming Lender as a loss payee and as additional insured, covering losses or damage to the Equipment due to fire (with extended coverage), theft, physical damage and other such risks at its full replacement cost from time to time. Lender is hereby irrevocably appointed Borrower’s attorney-in-fact to endorse any check or draft that may be payable to Borrower, alone or jointly with other payees, so that Lender may collect the proceeds payable for any loss under such insurance, which appointment shall be deemed coupled with an interest. The proceeds of such insurance, less any costs and expenses incurred or paid by Lender in the collection thereof, shall be applied, at the option of Lender, either toward the cost of repair or replacement of the items damaged or destroyed or on account of any sums secured by this Agreement, whether or not then due or payable.

L. Actions by Lender. (1) After the expiration of any applicable notice-and-cure periods, Borrower agrees that Lender may, at its option, and without any obligation to do so, pay, perform, and discharge any and all amounts, costs, expenses and liabilities that are the responsibility of Borrower under the Loan Documents if Borrower fails to timely pay, perform or discharge the same, and all amounts expended by Lender in so doing or in respect of or in connection with the Equipment shall become part of the obligations secured by the Loan Documents and shall be immediately due and payable by Borrower to Lender upon demand therefor and shall bear interest at the Default Rate.

(2) Borrower agrees that the Loan Documents shall remain in full effect, without waiver or surrender of any of Lender’s rights thereunder, notwithstanding the occurrence of any one or more of the following: (a) extension of the time of payment of the whole or any part of the Equipment Note; (b) any change in the terms and conditions of the Equipment Note; (c) substitution of any other evidence of indebtedness for the Equipment Note; (d) acceptance by Lender of any collateral or security of any kind for the payment of the Equipment Note; (e) surrender, release, exchange or alteration of any Equipment, collateral or other security, either in whole or in part; or (f) release, settlement, discharge, compromise, change or amendment, in whole or in part, of any claim of Lender against Borrower or of any claim against any guarantor or other party secondarily or additionally liable for the payment of the Equipment Note.

M. Lost Note. Borrower shall, if the Equipment Note is mutilated, destroyed, lost or stolen (a "Lost Note"), promptly deliver to Lender, upon receipt from Lender of an affidavit and indemnity in a form reasonably acceptable to Lender and Borrower stipulating that the Equipment Note has been mutilated, destroyed, lost or stolen, in substitution therefor, a new promissory note containing the same terms and conditions as the Lost Note with a notation thereon of the unpaid principal and accrued and unpaid interest. Borrower shall provide fifteen (15) days’ prior notice to Lender before making any payments to third parties in connection with a Lost Note.

N. Affiliate Transactions. Unless otherwise approved by Lender, all transactions between Borrower and any of its Affiliates shall be on terms substantially as advantageous to Borrower as those which could be obtained by Borrower in a comparable arm’s length transaction with a non-Affiliate of Borrower.

O. Corporate Fixed Charge Coverage Ratio. Borrower shall maintain a Corporate Fixed Charge Coverage Ratio of at least 1.25:1, determined as of the last day of each fiscal year of Borrower. For purposes of this Section, the term "Corporate Fixed Charge Coverage Ratio" shall mean with respect to the twelve month period of time immediately preceding the date of determination, the ratio calculated for such period of time, each as determined in accordance with GAAP, of (a) the sum of Net Income, Depreciation and Amortization, Interest Expense and Operating Lease Expense, to (b) the sum of Operating Lease Expense, scheduled principal payments of long term Debt, scheduled maturities of all Capital Leases and Interest Expense (excluding non-cash interest expense and amortization of non-cash financing expenses).

For purposes of this Section, the following terms shall be defined as set forth below:

"Capital Lease" shall mean all leases of any property, whether real, personal or mixed, by Borrower or any of the other Borrower Parties, as applicable, which lease would, in conformity with GAAP, be required to be accounted for as a capital lease on the balance sheet of Borrower. The term "Capital Lease" shall not include any operating lease.

"Debt" shall mean with respect to Borrower and the other Borrower Parties, collectively, and for the period of determination (i) indebtedness for borrowed money, (ii) obligations evidenced by bonds, indentures, notes or similar instruments, (iii) obligations to pay the deferred purchase price of property or services, (iv) obligations under leases which should be, in accordance with GAAP, recorded as Capital Leases, and (v) obligations under direct or indirect guarantees in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) through (iv) above.

"Depreciation and Amortization" shall mean the depreciation and amortization accruing during any period of determination with respect to Borrower and the other Borrower Parties, collectively, as determined in accordance with GAAP.

"Interest Expense" shall mean for any period of determination, the sum of all interest accrued or which should be accrued in respect of all Debt of Borrower and the other Borrower Parties, collectively, as determined in accordance with GAAP.

"Net Income" shall mean with respect to the period of determination, the net income or net loss of Borrower and the other Borrower Parties, collectively. In determining the amount of Net Income, (i) adjustments shall be made for nonrecurring gains and losses or non-cash items allocable to the period of determination, (ii) deductions shall be made for, among other things, Depreciation and Amortization, Interest Expense, Operating Lease Expense and actual corporate overhead expense allocable to the period of determination, and (iii) no deductions shall be made for income taxes or charges equivalent to income taxes allocable to the period of determination, as determined in accordance with GAAP.

"Operating Lease Expense" shall mean the sum of all payments and expenses incurred by Borrower and the other Borrower Parties, collectively, under any operating leases during the period of determination, as determined in accordance with GAAP.

P. Funded Debt Covenant. Borrower shall maintain a Funded Debt to EBITDA ratio not to exceed 4.00 to 1.0 determined as of the last day of each fiscal year of Borrower.

For purposes of this Section, the following terms shall be defined as set forth below:

"Funded Debt" shall mean all non-contingent debts of Borrower for which consideration has been received. "EBITDA" shall mean the sum of Net Income, Interest Expense, Depreciation and Amortization (all as defined in Section 6.O), income taxes and Impairment Charges, all of which shall be determined in accordance with GAAP.

"Impairment Charges" means impairment charges accruing during any period of determination with respect to Borrower and the other Borrower Parties, collectively, as determined in accordance with GAAP.

Q. Compliance Certificates. Within 60 days after the end of each fiscal year of Borrower, Borrower shall deliver an unaudited compliance certificate to Lender in a form to be provided by Lender in order to establish that Borrower is in compliance in all material respects with all of its obligations, duties and covenants under the Loan Documents.

R. Premises Leases. Borrower shall comply with the obligations and covenants required to be performed by Borrower in accordance with the terms of each of the Premises Leases. Borrower shall give prompt notice to Lender of any claim of default by or to Borrower pursuant to any Premises Lease and shall provide Lender with a copy of any default notice given or received by the Borrower pursuant to any Premises Lease. Borrower shall also give prompt notice to lender of any extensions or renewals or any of the Premises Leases and the expiration or termination of any of the Premises Leases.

S. Litigation Prepayment. Borrower agrees to pay to lender as a prepayment on the outstanding principal balance of the Loan an amount equal to one-third (1/3) of the net proceeds received by Borrower in connection with the litigation between Borrower and J. R. Simplot Companies. For purposes of this Section 6.S., "net proceeds" means proceeds after legal fees, taxes and other direct costs of litigation.

T. OFAC Laws and Regulations. Borrower shall immediately notify Lender in writing if any individual or entity owning directly or indirectly any interest in any of the Borrower Parties or any director, officer, member, manager or partner of any of such holders is an individual or entity whose property or interests are subject to being blocked under any of the OFAC Laws and Regulations or is otherwise in violation of any of the OFAC Laws and Regulations, or is under investigation by any governmental entity for, or has been charged with, or convicted of, drug trafficking, terrorist-related activities or any violation of Anti-Money Laundering Laws, has been assessed civil penalties under these or related laws, or has had funds seized or forfeited in an action under these or related laws; provided, however, the covenant contained in this sentence shall not apply to any Person to the extent that such Person’s interest is in or through a U.S. Publicly-Traded Entity

7. Prohibition on Change of Control and Pledge. Without limiting the terms and conditions of Section 6.G and 6.I, Borrower agrees that, from and after the Closing Date and until all of the Obligations are satisfied in full, without the prior written consent of Lender: (1) no Change of Control shall occur; and (2) no interest in any of the Borrower Parties shall be pledged, encumbered, hypothecated or assigned as collateral for any obligation of any of the Borrower Parties (each, a "Pledge"). In addition, no interest in any of the Borrower Parties, or in any individual or person owning directly or indirectly any interest in any of the Borrower Parties, shall be transferred, assigned or conveyed to any individual or person whose property or interests are subject to being blocked under any of the OFAC Laws and Regulations and/or who is in violation of any of the OFAC Laws and Regulations, and any such transfer, assignment or conveyance shall not be effective until the transferee has provided written certification to Borrower and Lender that (A) the transferee or any person who owns directly or indirectly any interest in transferee, is not an individual or entity whose property or interests are subject to being blocked under any of the OFAC Laws and Regulations or is otherwise in violation of the OFAC Laws and Regulations, and (B) the transferee has taken reasonable measures to assure than any individual or entity who owns directly or indirectly any interest in transferee, is not an individual or entity whose property or interests are subject to being blocked under any of the OFAC Laws and Regulations or is otherwise in violation of the OFAC Laws and Regulations; provided, however, the covenant contained in this sentence shall not apply to any Person to the extent that such Person’s interest is in or through a U.S. Publicly-Traded Entity. Lender’s consent to a Change of Control and/or Pledge shall be subject to the satisfaction of such conditions as Lender shall determine in its sole discretion, including, without limitation, (i) the execution and delivery of such modifications to the terms of the Loan Documents as Lender shall request, (ii) the proposed Change of Control and/or Pledge having been approved by each of the rating agencies which have issued ratings in connection with any Securitization of the Loans as well as any other rating agency selected by Lender, and (iii) the proposed transferee having agreed to comply with all of the terms and conditions of the Loan Documents (including any modifications requested by Lender pursuant to clause (i) above). In addition, any such consent shall be conditioned upon payment by Borrower to Lender of (x) a fee equal to one percent (1%) of the then outstanding principal balance of the Equipment Note and (y) all out-of-pocket costs and expenses incurred by Lender in connection with such consent, including, without limitation, reasonable attorneys’ fees. Lender shall not be required to demonstrate any actual impairment of its security or any increased risk of default hereunder in order to declare the Obligations immediately due and payable upon a Change of Control or Pledge in violation of this Section. The provisions of this Section shall apply to every Change of Control or Pledge regardless of whether voluntary or not, or whether or not Lender has consented to any previous Change of Control or Pledge.

8. Transaction Characterization. It is the intent of the parties hereto that this Agreement and the other Loan Documents are a contract to extend a financial accommodation (as such term is used in the Code) for the benefit of Borrower and that the Loan Documents evidence one unitary, unseverable transaction pertaining to the Equipment. It is the intent of the parties hereto that the business relationship created by the Loan Documents is solely that of creditor and debtor and has been entered into by both parties in reliance upon the economic and legal bargains contained in the Loan Documents. None of the agreements contained in the Loan Documents is intended, nor shall the same be deemed or construed, to create a partnership (either de jure or de facto) between Borrower and Lender, to make them joint venturers, to make Borrower an agent, legal representative, partner, subsidiary or employee of Lender, nor to make Lender in any way responsible for the debts, obligations or losses of Borrower.

9. Default and Remedies. A. Each of the following shall be deemed an event of default by Borrower (each, an "Event of Default"):

(A) If any representation or warranty of any of the Borrower Parties set forth in any of the Loan Documents is false in any material respect or if any of the Borrower Parties renders any statement or account which is false in any material respect.

(B) If any principal, interest or other monetary sum due under the Equipment Note or any other Loan Document is not paid within five days after the date when due; provided, however, notwithstanding the occurrence of such an Event of Default, Lender shall not be entitled to exercise its rights and remedies set forth below unless and until Lender shall have given Borrower notice thereof and a period of five days from the delivery of such notice shall have elapsed without such Event of Default being cured.

(C) If Borrower fails to observe or perform any of the other covenants, conditions, or obligations of this Agreement; provided, however, if any such failure does not involve the payment of any monetary sum, is not willful or intentional, does not place any rights or interest in collateral of Lender in immediate jeopardy, and is within the reasonable power of Borrower to promptly cure after receipt of notice thereof, all as determined by Lender in its reasonable discretion, then such failure shall not constitute an Event of Default hereunder, unless otherwise expressly provided herein, unless and until Lender shall have given Borrower notice thereof and a period of 30 days shall have elapsed, during which period Borrower may correct or cure such failure, upon failure of which an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required. If such failure cannot reasonably be cured within such 30-day period, as determined by Lender in its reasonable discretion, and Borrower is diligently pursuing a cure of such failure, then Borrower shall have a reasonable period to cure such failure beyond such 30-day period, which shall not exceed 90 days after receiving notice of the failure from Lender. If Borrower shall fail to correct or cure such failure within such 90-day period, an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required.

(D) If any of the Borrower Parties becomes insolvent within the meaning of the Code, files or notifies Lender that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, an "Action"), becomes the subject of either a petition under the Code or an Action, or is not generally paying its debts as the same become due.

(E) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Loan Document or any of the Other Agreements.

(F) If a final, nonappealable judgment is rendered by a court against any of the Borrower Parties which (i) has a material adverse effect on the operation of the Premises as a Permitted Concept, or (ii) is in an amount greater than $100,000.00 and not covered by insurance, and, in either case, is not discharged or provision made for such discharge within 60 days from the date of entry of such judgment.

(G) If there is a breach or default after the passage of any applicable notice and grade period, under any Premises Lease (each a "Premises Lease Default"), or if any Premises Lease terminates or expires prior to the maturity date of the Note and (i) the Equipment located at the Premises associated with such Premises Lease is not replaced by Substitute Equipment located at a Substitute Premises in accordance with Section 14.A. hereof; or (ii) Borrower does not prepay an amount of the Loan corresponding to the Premises Lease as set forth on Schedule I (each a "Release Prepayment"), in each case within 10 days after the Premises Lease Default or prior to the termination or expiration of the Premises Lease, as applicable.

B. Upon the occurrence and during the continuance of an "Event of Default" and after the expiration of any applicable notice-and-cure periods, subject to the limitations set forth in subsection A Lender shall have all rights and remedies of a secured party in, to and against the Equipment granted by the UCC and otherwise available at law or in equity, including, without limitation: (1) the right to declare any or all payments due under the Equipment Note, the other Loan Documents, the Other Agreements and all other documents evidencing the Obligations immediately due and payable without any presentment, demand, protest or notice of any kind, except as otherwise expressly provided herein, and Borrower hereby waives notice of intent to accelerate the Obligations and notice of acceleration; (2) the right to recover all reasonable fees and expenses (including reasonable attorney fees) in connection with the collection or enforcement of the Obligations, which fees and expenses shall constitute additional Obligations of Borrower hereunder; (3) the right to act as, and Borrower hereby constitutes and appoints Lender, Borrower’s true, lawful and irrevocable attorney-in-fact (which appointment shall be deemed coupled with an interest) to demand, receive and enforce payments and to give receipts, releases, satisfaction for and to sue for moneys payable to Borrower under or with respect to any of the Equipment, and actions taken pursuant to this appointment may be taken either in the name of Borrower or in the name of Lender with the same force and effect as if this appointment had not been made; (4) the right to take immediate and exclusive possession of the Equipment, or any part thereof, and for that purpose, with or without judicial process and notice to the Borrower, enter (if this can be done without breach of the peace) upon any premises on which the Equipment or any part thereof may be situated and remove the same therefrom (provided that if the Equipment is affixed to real estate, such removal shall be subject to the conditions stated in the UCC); (5) the right to hold, maintain, preserve and prepare the Equipment for sale, until disposed of; (6) the right to render the Equipment unusable and dispose of the Equipment; (7) the right to require Borrower to assemble and package the Equipment and make it available to Lender for its possession at a place to be designated by Lender which is reasonably convenient to Lender; (8) the right to sell, lease, hold or otherwise dispose of all or any part of the Equipment; and (9) the right to sue for specific performance of any Obligations or to recover damages for breach thereof.

Lender shall be entitled to receive on demand, as additional Obligations hereunder, interest accruing at the Default Rate on all amounts not paid when due (or after the expiration of any applicable grace or notice-and-cure periods) under the Equipment Note or this Agreement until the date of actual payment. Lender shall have no duty to mitigate any loss to Borrower occasioned by enforcement of any remedy hereunder and shall have no duty of any kind to any subordinated creditor of Borrower. Neither the acceptance of this Agreement nor its enforcement shall prejudice or in any manner affect Lender’s right to realize upon or enforce any other security now or hereafter held by Lender, it being agreed that Lender shall be entitled to enforce this Agreement and any other security now or hereafter held by Lender in such order and manner as it may in its absolute discretion determine. No remedy herein conferred upon or reserved to Lender is intended to be exclusive of any other remedy given hereunder or now or hereafter existing at law or in equity or by statute. Every power or remedy given by any of the Loan Documents to Lender, or to which Lender may be otherwise entitled, may be exercised, concurrently or independently, from time to time and as often as may be deemed expedient by Lender.

10. Application of Proceeds; Possession. Should Lender exercise the rights and remedies specified in Section 9 hereof, any proceeds received thereby shall be first applied to pay the reasonable costs and expenses, including reasonable attorneys’ fees, incurred by Lender as a result of the Event of Default. The remainder of any proceeds, net of Lender’s costs and expenses, shall be applied to the satisfaction of the Obligations and any excess paid over to Borrower. Until an Event of Default shall occur, Borrower may retain possession of the Equipment and may use it in any lawful manner not inconsistent with this Agreement, with the provisions of any policies of insurance thereon or the other Loan Documents.

11. Assignments. Lender may assign in whole or in part its rights under this Agreement. Upon any unconditional assignment of Lender’s entire right and interest hereunder, Lender shall automatically be relieved, from and after the date of such assignment, of liability for the performance of any obligation of Lender contained herein.

12. Indemnity. Borrower shall, at its sole cost and expense, protect, defend, indemnify, release and hold harmless each of the Indemnified Parties for, from and against any and all claims, suits, liabilities (including, without limitation, strict liabilities), actions, proceedings, obligations, debts, damages, losses, costs, expenses, diminutions in value, fines, penalties, charges, fees, expenses, judgments, awards, amounts paid in settlement and damages of whatever kind or nature (including, without limitation, attorneys’ fees, court costs and other costs of defense) (collectively, "Losses") (excluding Losses suffered by an Indemnified Party directly arising out of such Indemnified Party’s gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of Borrower’s interest in the Equipment or Borrower’s failure to act in respect of matters which are or were the obligation of Borrower under the Loan Documents), engineers’ fees, governmental inspection fees, and costs of investigation imposed upon or incurred by or asserted against any Indemnified Parties, and directly or indirectly arising out of or in any way relating to any one or more of the following: (a) any administrative processes or proceedings or judicial proceedings in any way connected with any matter addressed in this Agreement; (b) any past, present or threatened injury to, or destruction of, the Equipment, including but not limited to costs to investigate and assess such injury or destruction; (c) any personal injury, wrongful death, or property damage arising under any statutory or common law or tort law theory, including but not limited to damages assessed for the maintenance of a private or public nuisance or for the conducting of an abnormally dangerous activity on or near the Equipment; or (d) any misrepresentation or inaccuracy in any representation or warranty or material breach or failure to perform any covenants or other obligations pursuant to this Agreement. The term "Indemnified Parties" means Lender and any person or entity who is or will have been involved in the origination of the Equipment Loan, any person or entity who is or will have been involved in the servicing of the Equipment Loan, persons and entities who may hold or acquire or will have held a full or partial interest in the Equipment Loan (including, but not limited to, investors or prospective investors in any Securitization, Participation or Transfer, as well as custodians, trustees and other fiduciaries who hold or have held a full or partial interest in the Equipment Loan for the benefits of third parties), as well as the respective directors, officers, shareholders, partners, members, employees, lenders, agents, servants, representatives, contractors, subcontractors, affiliates, subsidiaries, participants, successors and assigns of any and all of the foregoing (including, but not limited to, any other person or entity who holds or acquires or will have held a participation or other full or partial interest in the Equipment Loan or the Equipment, whether during the term of the Equipment Loan or as a part of or following a foreclosure of the Equipment Loan and including, but not limited to, any successors by merger, consolidation or acquisition of all or a substantial portion of Lender’s assets and business).

13. Miscellaneous Provisions.

A. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Agreement or the other Loan Documents shall be in writing and given by (i) hand delivery, (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon (a) receipt, if hand delivered, (b) transmission, if delivered by facsimile, (c) the next Business Day, if delivered by express overnight delivery service, or (d) the third Business Day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

If to Borrower: Eateries, Inc.

                                1220 South Santa Fe

                                Edmond, Oklahoma  73003

                                Attention:      Bradley L. Grow

                                Telephone:     405-705-5058

                                Telecopy:       405-705-5001

If to Lender:        Dennis L. Ruben, Esq.

                                Executive Vice President, General Counsel and Secretary

                                GE Capital Franchise Finance Corporation

                                17207 North Perimeter Drive

                                Scottsdale, AZ 85255

                                Telephone: (480) 585-4500

                                Telecopy: (480) 585-2226

B. Brokerage Commission. Lender and Borrower represent and warrant to each other that they have dealt with no broker, agent, finder or other intermediary in connection with the transactions contemplated by this Agreement or the other Loan Documents. Lender and Borrower shall indemnify and hold each other harmless from and against any costs, claims or expenses, including attorneys’ fees, arising out of the breach of their respective representations and warranties contained within this Section.

C. Waiver and Amendment; Document Review. (1) No provisions of this Agreement or the other Loan Documents shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion.

(2) In the event Borrower makes any request upon Lender requiring Lender or Lender’s attorneys to review and/or prepare (or cause to be reviewed and/or prepared) any documents or other submissions in connection with or arising out of this Agreement or any of the other Loan Documents, then Borrower shall (x) reimburse Lender promptly upon Lender’s demand for all out-of-pocket costs and expenses incurred by Lender in connection with such review and/or preparation, including, without limitation, reasonable attorneys’ fees, and (y) pay Lender a reasonable processing and review fee.

D. Captions. Captions are used throughout this Agreement and the other Loan Documents for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

E. Lender’s Liability. Notwithstanding anything to the contrary provided in this Agreement or the other Loan Documents, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Agreement and the other Loan Documents by Lender, that (1) there shall be absolutely no personal liability on the part of any shareholder, director, officer or employee of Lender, with respect to any of the terms, covenants and conditions of this Agreement or the other Loan Documents, (2) Borrower waives all claims, demands and causes of action against Lender’s officers, directors, employees and agents in the event of any breach by Lender of any of the terms, covenants and conditions of this Agreement or the other Loan Documents to be performed by Lender and (3) Borrower shall look solely to the assets of Lender for the satisfaction of each and every remedy of Borrower in the event of any breach by Lender of any of the terms, covenants and conditions of this Agreement or the other Loan Documents to be performed by Lender, such exculpation of liability to be absolute and without any exception whatsoever.

F. Severability. The provisions of this Agreement and the other Loan Documents shall be deemed severable. If any part of this Agreement or the other Loan Documents shall be held invalid, illegal or unenforceable, the remainder shall remain in full force and effect, and such invalid, illegal or unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

G. Construction Generally. This Agreement and the other Loan Documents have been entered into by parties who are experienced in sophisticated and complex matters similar to the transaction contemplated by this Agreement and the other Loan Documents and is entered into by both parties in reliance upon the economic and legal bargains contained therein and shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Borrower and Lender were each represented by legal counsel competent in advising them of their obligations and liabilities hereunder.

H. Further Assurances. Borrower will, at its sole cost and expense, do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered all such further acts, documents, conveyances, notes, assignments, security agreements, financing statements and assurances as Lender shall from time to time reasonably require or deem advisable to carry into effect the purposes of this Agreement and the other Loan Documents, to perfect any lien or security interest granted in any of the Loan Documents and for the better assuring and confirming of all of Lender’s rights, powers and remedies under the Loan Documents.

I. Attorneys’ Fees. In the event of any judicial or other adversarial proceeding between the parties concerning this Agreement or the other Loan Documents, the prevailing party shall be entitled to recover its attorneys’ fees and other costs in addition to any other relief to which it may be entitled.

J. Entire Agreement. This Agreement and the other Loan Documents, together with any other certificates, instruments or agreements to be delivered in connection therewith, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements, written or oral, between Borrower and Lender with respect to the subject matter of this Agreement and other Loan Documents. Notwithstanding anything in this Agreement and the other Loan Documents to the contrary, upon the execution and delivery of this Agreement by Borrower and Lender, any bid proposals or loan commitments with respect to the transactions contemplated by this Agreement shall be deemed null and void and of no further force and effect and the terms and conditions of this Agreement shall control notwithstanding that such terms and conditions may be inconsistent with or vary from those set forth in such bid proposals or loan commitments.

K. Forum Selection; Jurisdiction; Venue; Choice of Law. Borrower acknowledges that this Agreement and the other Loan Documents were substantially negotiated in the State of Arizona, this Agreement and the other Loan Documents were executed by Lender in the State of Arizona and delivered by Borrower in the State of Arizona, all payments under the Equipment Note will be delivered in the State of Arizona and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. For purposes of any action or proceeding arising out of this Agreement or any of the other Loan Documents, the parties hereto hereby expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona and Borrower consents that it may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Borrower waives and agrees not to assert in any such action, suit or proceeding that it is not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. It is the intent of the parties hereto that all provisions of this Agreement and the Equipment Note shall be governed by and construed under the laws of the State of Arizona, without giving effect to its principles of conflicts of law. To the extent that a court of competent jurisdiction finds Arizona law inapplicable with respect to any provisions of this Agreement or the Equipment Note, then, as to those provisions only, the laws of the state(s) where the Equipment is located shall be deemed to apply. Nothing in this Section shall limit or restrict the right of Lender to commence any proceeding in the federal or state courts located in the state(s) in which the Equipment is located to the extent Lender deems such proceeding necessary or advisable to exercise remedies available under this Agreement or the other Loan Documents.

L. Counterparts. This Agreement and the other Loan Documents may be executed in one or more counterparts, each of which shall be deemed an original.

M. Binding Effect. This Agreement and the other Loan Documents shall be binding upon and inure to the benefit of Borrower and Lender and their respective successors and permitted assigns, including, without limitation, any United States trustee, any debtor in possession or any trustee appointed from a private panel.

N. Survival. Except for the conditions of Closing set forth in Section 3, which shall be satisfied or waived as of the Closing Date, all representations, warranties, agreements, obligations and indemnities of Borrower and Lender set forth in this Agreement and the other Loan Documents shall survive the Closing.

O. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. BORROWER AND Lender HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT, ANY OF THE OTHER LOAN DOCUMENTS OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, BORROWER AND LENDER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES FROM THE OTHER AND ANY OF THE OTHER’S AFFILIATES, OFFICERS, DIRECTORS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER PARTY AGAINST THE OTHER OR ANY OF THE OTHER’S AFFILIATES, OFFICERS, DIRECTORS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT, ANY OF THE OTHER LOAN DOCUMENTS OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THE WAIVER BY BORROWER AND LENDER OF ANY RIGHT THEY MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

P. Estoppel Certificate. At any time, and from time to time, Borrower agrees, promptly and in no event later than fifteen (15) days after a request from Lender, to execute, acknowledge and deliver to Lender a certificate in the form supplied by Lender, certifying as to such information reasonably requested by Lender in connection with this Agreement and the other Loan Documents. If Borrower shall fail or refuse to sign a certificate in accordance with the provisions of this Section within fifteen (15) days following a request by Lender, Borrower irrevocably constitutes and appoints Lender as its attorney-in-fact to execute and deliver the certificate to any such third party, it being stipulated that such power of attorney is coupled with an interest and is irrevocable and binding.

Q. Transfers, Participations and Securitizations. (1) A material inducement to Lender’s willingness to complete the transactions contemplated by the Loan Documents is Borrower’s agreement that Lender may, at any time, complete a Transfer, Participation or Securitization with respect to the Equipment Note, this Agreement and/or any of the other Loan Documents or any or all servicing rights with respect thereto.

(2) Borrower agrees to cooperate in good faith with Lender in connection with any such Transfer, Participation and/or Securitization of the Equipment Note, this Agreement and/or any of the other Loan Documents, or any or all servicing rights with respect thereto, including, without limitation (i) providing such documents, financial and other data, and other information and materials (the "Disclosures") which would typically be required with respect to the Borrower Parties by a purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation or Securitization, as applicable; provided, however, the Borrower Parties shall not be required to make Disclosures of any confidential information or any information which has not previously been made public unless required by applicable federal or state securities laws; and (ii) amending the terms of the transactions evidenced by the Loan Documents to the extent necessary so as to satisfy the requirements of purchasers, transferees, assignees, servicers, participants, investors or selected rating agencies involved in any such Transfer, Participation or Securitization, so long as such amendments would not have a material adverse effect upon the Borrower Parties or the transactions contemplated hereunder. Lender shall be responsible for preparing at its expense any documents evidencing the amendments referred to in the preceding subitem (ii).

(3) Borrower consents to Lender providing the Disclosures, as well as any other information which Lender may now have or hereafter acquire with respect to the Premises, the Equipment or the financial condition of the Borrower Parties to each purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to each Transfer, Participation and/or Securitization, as applicable. Lender and Borrower (and their respective Affiliates) shall each pay their own attorneys fees and other out-of-pocket expenses incurred in connection with the performance of their respective obligations under this Section.

(4) Notwithstanding anything to the contrary contained in this Agreement or the other Loan Documents: (a) an Event of Default or a breach or default, after the passage of all applicable notice and cure or grace periods, under any Loan Document or Other Agreement which relates to a loan or sale/leaseback transaction which has not been the subject of a Securitization, Participation or Transfer shall not constitute an Event of Default or a breach or default, as applicable, under any Loan Document or Other Agreement which relates to a loan which has been the subject of a Securitization, Participation or Transfer; (b) an Event of Default or a breach or default, after the passage of all applicable notice and cure or grace periods, under any Loan Document or Other Agreement which relates to a loan which is included in any Loan Pool shall not constitute an Event of Default or a breach or default, as applicable, under any Loan Document or Other Agreement which relates to a loan which is included in any other Loan Pool; (c) the Loan Documents and Other Agreements corresponding to the loans in any Loan Pool shall not secure the obligations of any of the Borrower Parties and/or any Affiliate of any of the Borrower Parties contained in any Loan Document or Other Agreement which does not correspond to a loan in such Loan Pool; and (d) the Loan Documents and Other Agreements which do not correspond to a loan in any Loan Pool shall not secure the obligations of any of the Borrower Parties and/or any Affiliate of any of the Borrower Parties contained in any Loan Document or Other Agreement which does correspond to a loan in such Loan Pool. For purposes of this Section, the term "Loan Pool" means: (i) in the context of a Securitization, any pool or group of loans that are a part of such Securitization; (ii) in the context of a Transfer, all loans which are sold, transferred or assigned to the same transferee; and (iii) in the context of a Participation, all loans as to which participating interests are granted to the same participant.

14. Substitution. In the event that there is a Premises Lease Default or that a Premises Lease should expire or terminate prior to the Maturity date of the Note (a "Premises Lease Expiration"), Borrower may substitute the Premises and the Equipment corresponding to such Premises Lease by substituting furniture, equipment, trade fixtures, appliances and other tangible personal property located at a Substitute Premises (the "Substitute Equipment") for the Equipment located at the particular Premises that is the subject of the Premises Lease Default or a Premises Lease Expiration, subject to fulfillment of the following conditions:

A.     Borrower shall provide Lender with notice of its intention to substitute a Substitute Premises and Substitute Equipment at least: (i) 60 days prior to the Premises Lease Expiration and the closing of the substitution shall take place prior to the Premises Lease Expiration; or (ii) 10 days after the occurrence of a Premises Lease Default and the substitution shall take place within 30 days thereafter.

B.     Lender shall have received and approved the replacement lease for the land and building comprising the Substitute Premises which provides for a then remaining term (without the necessity of borrower subsequently exercising any renewal options) which is at least equal in duration to the then remaining term of the Note plus five years;

C.     The Substitute Premises must be used or intended for use following the closing of the substitution as a Permitted Concept;

D.     Borrower shall provide Lender with a Landlord Consent from the lessor of the proposed Substitute Premises, which shall be in a form and substance which would be satisfactory to a prudent institutional lender, which shall include, without limitation, the consent of such lessor to Lender’s first priority lien on the Substitute Equipment;

E.     The proposed Substitute Equipment must: (a) be suitable for use in a Permitted Concept and in good condition and repair, ordinary wear and tear excepted; (b) be owned by Borrower, free and clear of all liens and encumbrances; and (c) have a fair market value no less than the then fair market value of the Equipment to be replaced, as reasonably determined by Lender’s in-house inspectors and underwriters;

F.     Borrower shall have paid all costs and expenses resulting from such proposed substitution, including, without limitation, UCC search and litigation search charges, the attorneys’ fees of Borrower, reasonable attorneys’ fees and expenses of Lender, Lender’s equipment inspection costs and fees, stamp taxes, mortgage taxes, transfer fees, and escrow, filing and recording fees (including preparation, filing and recording fees for UCC continuation statements);

G.     Borrower shall have provided Lender with evidence reasonably satisfactory to Lender that the proposed Substitute Equipment is owned by Borrower free and clear of all liens and encumbrances, which evidence shall include, without limitation, certified UCC financing statement searches;

H.    No Event of Default shall have occurred and be continuing under any of the Loan Documents which will not be cured by such substitution;

I.     Borrower shall deliver, or cause to be delivered, such legal opinions as Lender may reasonably require with respect to the proposed substitution, all in a form and substance which would be satisfactory to a prudent institutional lender and its counsel. If the Loan is part of a Securitization, such opinions shall include, without limitation, an opinion of counsel to the rating agencies which have issued ratings in connection with the Securitization that the substitution does not constitute a "significant modification" of the Loan under Section 1001 of the Internal Revenue Code or otherwise cause a tax to be imposed on a "prohibited transaction" by any REMIC Trust.

J.     After giving effect to such substitution, the Corporate Fixed Charge Coverage Ratio shall not be materially less than such ratio immediately prior to such substitution;

K.     The Borrower Parties shall have executed such documents as are comparable to the security documents executed and delivered at Closing, as applicable (but with such revisions as may be reasonably required by Lender to address matters unique to the Substitute Equipment) or amendments to such documents, including, without limitation, an amendment to this and UCC-1 Financing Statements (the "Substitute Documents"), to provide Lender with a first priority lien on and security interest in the proposed Substitute Equipment, and all other rights, remedies and benefits with respect to the proposed Substitute Equipment which Lender holds in the Equipment to be replaced, all of which documents shall be in form and substance reasonably satisfactory to Lender;

L.     Borrower shall have provided Lender with evidence reasonably satisfactory to Lender that the Closing Documents have been duly authorized, executed and delivered on behalf of the Borrower Parties;

M.     The representations and warranties set forth in the Substitute Documents and Section 5 of this Agreement applicable to the proposed Substitute Premises and Substitute Equipment shall be true and correct in all material respects as of the date of substitution, and Borrower shall have delivered to Lender an officer’s certificate to that effect; and

N.     Borrower shall have delivered to Lender certificates of insurance and copies of insurance policies showing that all insurance required by the Substitute Documents is in full force and effect.

Upon satisfaction of the foregoing conditions with respect to the release of the Equipment to be replaced: (a) the Substitute Equipment shall be deemed substituted for the replaced Equipment; (b) the Substitute Equipment shall included within the definition of "Equipment" as used in this Agreement and shall secure the same Obligations as were secured by the replaced Equipment; (c) the Substitute Documents shall be dated as of the date of the substitution; and (d) Lender will release, or cause to be released, the lien of this Agreement, the UCC-1 Financing Statements and any other Loan Documents encumbering the replaced Equipment.

IN WITNESS WHEREOF, Borrower and Lender have entered into this Agreement as of the Closing Date.

                                                                                                   Lendor:

GE CAPITAL FRANCHISE FINANCE CORPORATION, a Delaware corporation

                                                                                     By ________________________________________

                                                                                     Printed Name ________________________________

                                                                                     Its ________________________________________

                                                                                    BORROWER:

                                                                                    EATERIES, INC., an Oklahoma corporation

                                                                                     By ________________________________________

                                                                                     Printed Name ________________________________

                                                                                     Its ________________________________________

                                                                                     U.S. Federal Tax Identification Number: 73-1230348

                                                                                     Organization Identification Number: _______________

                                                                                     Principal Place of Business:

                                                                                     1220 South Santa Fe, Edmond, OK 73003

POWER OF ATTORNEY

Lender may act as attorney-in-fact or otherwise on behalf of Borrower pursuant to Sections 6.M, 9.B(3) and 11.A of this Agreement. This power of attorney is coupled with an interest, is durable and is not affected by subsequent disability or incapacity of the principal or lapse of time.

________________ ____________________ ____________________
Witness                           Lender                                  Borrower

WITNESS

In accordance with the requirements of Arizona Revised Statutes Section 14-5506 and other applicable law, the undersigned has executed this Agreement for the purpose of witnessing the grant of the powers of attorney by Borrower to Lender.

                                                                                                                             ______________________________________

STATE OF ARIZONA )

                                                ) SS.

COUNTY OF MARICOPA )

The foregoing instrument was acknowledged before me on ________, _____ by ___________________, _____________________ of GE Capital Franchise Finance Corporation, a Delaware corporation, on behalf of the corporation.

                                                                                                                               ______________________________________

                                                                                                                               Notary Public

My Commission Expires:

___________________________

STATE OF _________________ )

                                                                ) SS.

COUNTY OF _______________ )

The foregoing instrument was acknowledged before me on                    , _______ by                                 ,                                    of EATERIES, INC., an Oklahoma corporation, on behalf of the corporation.

                                                                                                                               ______________________________________

                                                                                                                               Notary Public

My Commission Expires:

___________________________

EXHIBIT A

PREMISES

Property #	Address	City, State
8001-5222	300 Hwy 78 East, #344	Jasper, AL
8001-5223	3250 Airport Boulevard	Mobile, AL
8001-5224	700 Quintard Drive	Oxford, AL
8001-5225	2901 Pines Mall Drive	Pine Bluff, AR
8001-5226	823 Eagle Ridge Drive, # 600	Lake Wales, FL
8001-5227	10401 U.S. Hwy 441	Leesburg, FL
8001-5228	2415 N Monroe St.	Tallahassee, FL
8001-5229	1237 E Main Street, #1030	Carbondale, IL
8001-5230	2917 N Vermilion	Danville, IL
8001-5231	4500 16th Street, #61	Moline, IL
8001-5232	2109 S.R. 9 South, #F-03A	Anderson, IN
8001-5233	6501 N Grape Road, #570	Mishawaka, IN
8001-5234	3801 National Road East	Richmond, IN
8001-5235	US Hwy 41 & I-70, #D-7	Terre Haute, IN
8001-5236	17301 Valley Mall Rd., Ste. 228	Hagerstown, MD
8001-5237	1357 S Main, #1264	Adrian, MI
8001-5238	4350 24th Avenue	Ft. Gratiot, MI
8001-5239	Westfield Shopping Town, #211	Cape Girardeau, MO
8001-5240	2300 Bernadette Drive	Columbia, MO
8001-5241	3600 Country Club Drive	Jefferson City, MO
8001-5242	101 Range Line	Joplin, MO
8001-5243	1404 Old Aberdine Road, Space 3	Columbus, MS
8001-5244	1651 Highway One South, #21	Greenville, MS
8001-5245	1000 Turtle Creek Drive, #280	Hattiesburg, MS
8001-5246	Pemberton Sq. Mall, Pemberton Square Blvd., #1460	Vicksburg, MS
8001-5247	800 Brevard Road, #286	Asheville, NC
8001-5248	921 Eastchester Dr., #1450	High Point, NC
8001-5249	3701 McKinley Parkway	Buffalo, NY
8001-5250	5737 S Transit Road, Suite 107	Lockport, NY
8001-5251	771 S 30th, #121	Heath, OH
8001-5252	67800 Mall Rd, Ste. 695	St. Clairsville, OH
8001-5253	3575 Maple Avenue	Zanesville, OH
8001-5254	2350 SE Washington, #426	Bartlesville, OK
8001-5255	3300 S Broadway	Edmond, OK
8001-5256	2501 W. Memorial Drive	Oklahoma City, OK
8001-5257	7000 Crossroads Boulevard	Oklahoma City, OK
8001-5258	1901 Northwest Expressway	Oklahoma City, OK
8001-5259	4845 North Kickapoo	Shawnee, OK
8001-5260	14002 E 21st Street	Tulsa, OK
8001-5261	101 Clearview Circle, Suite 800	Butler. PA
8001-5262	1500 W. Chestnut St., Ste. 636	Washington, PA
8001-5263	205 W Blackstock Road, #590	Spartanburg, SC
8001-5264	Fort Henry Mall, Fort Henry Drive, #E-12	Kingsport, TN
8001-5265	4800 Golf Road, #104	Eau Claire, WI
8001-5266	3800 U.S. Hwy 16	La Crosse, WI
8001-5267	2400 Meadowbrook Road	Bridgeport, WV
8001-5268	9801 Mall Road	Morgantown, WV
8001-5269	85 Crossroads Mall Road	Mt. Hope, WV

SCHEDULE I

THE RELEASE PAYMENTS

Property #	Address	City, State	Payment per Site
8001-5222	300 Hwy 78 East, #344	Jasper, AL	$312,500.00
8001-5223	3250 Airport Boulevard	Mobile, AL	$312,500.00
8001-5224	700 Quintard Drive	Oxford, AL	$312,500.00
8001-5225	2901 Pines Mall Drive	Pine Bluff, AR	$312,500.00
8001-5226	823 Eagle Ridge Drive, # 600	Lake Wales, FL	$312,500.00
8001-5227	10401 U.S. Hwy 441	Leesburg, FL	$312,500.00
8001-5228	2415 N Monroe St.	Tallahassee, FL	$312,500.00
8001-5229	1237 E Main Street, #1030	Carbondale, IL	$312,500.00
8001-5230	2917 N Vermilion	Danville, IL	$312,500.00
8001-5231	4500 16th Street, #61	Moline, IL	$312,500.00
8001-5232	2109 S.R. 9 South, #F-03A	Anderson, IN	$312,500.00
8001-5233	6501 N Grape Road, #570	Mishawaka, IN	$312,500.00
8001-5234	3801 National Road East	Richmond, IN	$312,500.00
8001-5235	US Hwy 41 & I-70, #D-7	Terre Haute, IN	$312,500.00
8001-5236	17301 Valley Mall Rd., Ste. 228	Hagerstown, MD	$312,500.00
8001-5237	1357 S Main, #1264	Adrian, MI	$312,500.00
8001-5238	4350 24th Avenue	Ft. Gratiot, MI	$312,500.00
8001-5239	Westfield Shopping Town, #211	Cape Girardeau, MO	$312,500.00
8001-5240	2300 Bernadette Drive	Columbia, MO	$312,500.00
8001-5241	3600 Country Club Drive	Jefferson City, MO	$312,500.00
8001-5242	101 Range Line	Joplin, MO	$312,500.00
8001-5243	1404 Old Aberdine Road, Space 3	Columbus, MS	$312,500.00
8001-5244	1651 Highway One South, #21	Greenville, MS	$312,500.00
8001-5245	1000 Turtle Creek Drive, #280	Hattiesburg, MS	$312,500.00
8001-5246	Pemberton Sq. Mall, Pemberton Square Blvd., #1460	Vicksburg, MS	$312,500.00
8001-5247	800 Brevard Road, #286	Asheville, NC	$312,500.00
8001-5248	921 Eastchester Dr., #1450	High Point, NC	$312,500.00
8001-5249	3701 McKinley Parkway	Buffalo, NY	$312,500.00
8001-5250	5737 S Transit Road, Suite 107	Lockport, NY	$312,500.00
8001-5251	771 S 30th, #121	Heath, OH	$312,500.00
8001-5252	67800 Mall Rd, Ste. 695	St. Clairsville, OH	$312,500.00
8001-5253	3575 Maple Avenue	Zanesville, OH	$312,500.00
8001-5254	2350 SE Washington, #426	Bartlesville, OK	$312,500.00
8001-5255	3300 S Broadway	Edmond, OK	$312,500.00
8001-5256	2501 W. Memorial Drive	Oklahoma City, OK	$312,500.00
8001-5257	7000 Crossroads Boulevard	Oklahoma City, OK	$312,500.00
8001-5258	1901 Northwest Expressway	Oklahoma City, OK	$312,500.00
8001-5259	4845 North Kickapoo	Shawnee, OK	$312,500.00
8001-5260	14002 E 21st Street	Tulsa, OK	$312,500.00
8001-5261	101 Clearview Circle, Suite 800	Butler. PA	$312,500.00
8001-5262	1500 W. Chestnut St., Ste. 636	Washington, PA	$312,500.00
8001-5263	205 W Blackstock Road, #590	Spartanburg, SC	$312,500.00
8001-5264	Fort Henry Mall, Fort Henry Drive, #E-12	Kingsport, TN	$312,500.00
8001-5265	4800 Golf Road, #104	Eau Claire, WI	$312,500.00
8001-5266	3800 U.S. Hwy 16	La Crosse, WI	$312,500.00
8001-5267	2400 Meadowbrook Road	Bridgeport, WV	$312,500.00
8001-5268	9801 Mall Road	Morgantown, WV	$312,500.00
8001-5269	85 Crossroads Mall Road	Mt. Hope, WV	$312,500.00

Exhibit (a)(3)

PROMISSORY NOTE

Dated as of December 30, 2002

$15,000,000.00                                                                                                                                                                                            Scottsdale, Arizona

EATERIES, INC., an Oklahoma corporation ("Borrower"), for value received, hereby promises to pay to GE CAPITAL FRANCHISE FINANCE CORPORATION, a Delaware corporation ("Lender"), whose address is 17207 North Perimeter Drive, Scottsdale, Arizona 85255, or order, on or before January 1, 2013 (the "Maturity Date") the principal sum of all Advances outstanding under this Note and other Loan Documents from time to time in an aggregate amount not to exceed FIFTEEN MILLION AND NO/100 DOLLARS ($15,000,000.00) as herein provided. Initially capitalized terms which are not otherwise defined in this Promissory Note (the "Note") shall have the meanings set forth in that certain Equipment Loan and Security Agreement dated as of the date of this Note between Borrower and Lender, as such agreement may be amended, restated and/or supplemented from time to time (the "Loan Agreement"). In addition, the following terms shall have the following meanings for all purposes of this Note:

"Adjustable Rate" means an annual interest rate equal to the sum of the Adjustable Rate Basis plus the Applicable Margin.

"Adjustable Rate Basis" means, for any Interest Period, the annual interest rate (rounded upwards, if necessary, to the nearest 1/100th of one percent) of the one-month yield for thirty (30) day London interbank offered rate ("LIBOR") on the Adjustable Rate Reset Date as published in The Wall Street Journal. If for any reason such rate is not published in The Wall Street Journal, or if the method for compiling LIBOR is, as determined in Lender’s sole discretion, materially altered, then Lender shall select such replacement of LIBOR as Lender in its sole discretion determines most closely approximates LIBOR.

"Adjustable Rate Reset Date" means the last business day of each calendar month prior to the next Interest Period.

"Applicable Margin" means an annual percentage equal to 3.5%.

"Declining Maximum Loan Amount" means, for each period during the term of this Note described below, the amount listed adjacent thereto:
PERIOD	AMOUNT
The date of this Note through December 31, 2003	$15,000,000 minus the Principal Reduction Amount
January 1, 2004 through December 31, 2004	$14,150,000 minus the Principal Reduction Amount
January 1, 2005 through December 31, 2005	$12,825,000 minus the Principal Reduction Amount
January 1, 2006 through December 31, 2006	$11,600,000 minus the Principal Reduction Amount
January 1, 2007 through December 31, 2007	$10,300,000 minus the Principal Reduction Amount
January 1, 2008 through December 31, 2008	$8,885,000 minus the Principal Reduction Amount
January 1, 2009 through December 31, 2009	$7,350,000 minus the Principal Reduction Amount
January 1, 2010 through December 31, 2010	$5,725,000 minus the Principal Reduction Amount
January 1, 2011 through December 31, 2011	$4,000,000 minus the Principal Reduction Amount
January 1, 2012 through December 31, 2012	$2,050,000 minus the Principal Reduction Amount

"Fiesta Guaranty Amount" means the dollar amount Borrower has guaranteed or from time to time may guaranty pursuant to that certain Guaranty Agreement executed by Borrower for the benefit of Lender with respect to a loan made by Lender to Fiesta, LLC, an Oklahoma limited liability company.

"Interest Period" means (i) initially, the period beginning on the date of this Note and ending on the last day of the calendar month in which such date occurs, and (ii) thereafter, the period beginning on the first day of the calendar month and ending on the last day of such calendar month.

"Litigation Prepayment" means the prepayment required to be made by Borrower pursuant to Section 6.S. of the Loan Agreement.

"Principal Reduction Amount" means the sum of (i) the Unused Permitted Advance Amount, (ii) the Litigation Prepayment, (iii) the sum of all Release Prepayments made pursuant to the Loan Agreement, (iv) the sum of all Condition Prepayments made pursuant to the Post-Closing Agreement, and (v) the Fiesta Guaranty Amount.

"Unused Permitted Advance Amount" means the difference, if any, between $5,000,000 and the sum of the Permitted Advances actually made, whether or not repaid.

Interest shall accrue and Borrower shall pay interest on the outstanding principal amount of this Note at the Adjustable Rate, on the basis of a 360-day year for the actual number of days elapsed, in arrears, provided that interest on the principal amount of this Note for the period commencing with the date such principal amount is advanced by Lender through the last day in the month in which such principal amount is advanced shall be due and payable upon the date of the Advance. Commencing on February 1, 2003, Borrower shall pay consecutive monthly installments of accrued interest only on the first day of each calendar month during the term of this Note prior to the Maturity Date. Lender shall notify Borrower in writing on or before (i) the twenty-fifth (25th) day of each calendar month of the amount of accrued interest to be paid by Borrower in the next monthly installment and (ii) on or before the last day of each Interest Period of Lender’s determination of the Adjustable Rate for the next Interest Period.

Commencing on January 1, 2004, and on each subsequent January 1 prior to the Maturity Date, if the outstanding principal amount of this Note on such date exceeds the permitted Declining Maximum Loan Amount as of such date, then Borrower shall pay to Lender a principal amount equal to the difference between the outstanding principal amount of this Note and the applicable Declining Maximum Loan Amount (the "Scheduled Reduction in Principal"). Lender shall notify Borrower in writing on or before December 25 of each year during the term of this Note of Lender’s determination of the Scheduled Reduction in Principal, if any, payable on January 1.

Upon execution of this Note, Borrower shall authorize Lender to establish arrangements whereby all payments of principal and interest hereunder are transferred by Automated Clearing House Debit initiated by Lender directly from Borrower’s bank account to such account as Lender may designate or as Lender may otherwise designate. Each payment of principal and interest hereunder shall be applied first toward any past due payments under this Note (including payment of all Costs (as herein defined)), then to accrued interest at the Adjustable Rate, and the balance, after the payment of such accrued interest, if any, shall be applied to the unpaid principal balance of this Note; provided, however, each payment hereunder after an Event of Default has occurred under this Note shall be applied as Lender in its sole discretion may determine.

Borrower may prepay this Note in full or in part (except as otherwise set forth below), including all accrued but unpaid interest hereunder and all sums advanced by Lender pursuant to the Loan Documents and any Other Agreements, provided that (i) no Event of Default has occurred under this Note or any of the other Loan Documents or any Other Agreements, (ii) any such prepayment shall only be made on a regularly scheduled payment date upon not less than 30 days prior written notice from Borrower to Lender, and (iii) except as otherwise provided below, any such prepayment that occurs either in connection with any refinancing of the Loan or otherwise from proceeds of any borrowing by Borrower shall be made together with payment of a prepayment premium equal to:

(a) 5% of the amount prepaid if the prepayment is made following the date of this Note but prior to the first anniversary of the date of this Note;

(b) 4% of the amount prepaid if the prepayment is made on or following the date of the first anniversary of this Note but prior to the date of the second anniversary of this Note;

(c) 3% of the amount prepaid if the prepayment is made on or following the date of the second anniversary of this Note but before the third anniversary of this Note;

(d) 2% of the amount prepaid if the prepayment is made on or following the date of the third anniversary date of this Note but prior to the date of the fourth anniversary of this Note; and

(e) 1% of the amount prepaid if the prepayment is made on or following the date of the fourth anniversary of this Note but prior to the date of the fifth anniversary of this Note.

If this Note is prepaid on or following the date of the fifth anniversary of this Note, Borrower shall not be required to pay a prepayment premium. The foregoing prepayment premium shall be due and payable if this Note is prepaid prior to the fifth anniversary of this Note regardless of whether such prepayment is the result of a voluntary prepayment by Borrower or as a result of Lender declaring the unpaid principal balance of this Note, accrued interest and all other sums due under this Note, the other Loan Documents and any Other Agreements, due and payable as contemplated below (the "Acceleration").

This Note is secured by the Loan Agreement and the other Loan Documents. Upon the occurrence of an Event of Default, Lender may declare the entire unpaid principal balance of this Note, accrued interest, if any, and all other sums due under this Note and any Loan Documents or Other Agreements due and payable at once without notice to Borrower. All past-due principal and/or interest shall bear interest from the due date to the date of actual payment at the lesser of (i) the highest rate for which the undersigned may legally contract, or (ii) the greater of 14% and the rate which is 6% per annum above the Adjustable Rate (the "Default Rate"), and such Default Rate shall continue to apply following a judgment in favor of Lender under this Note. If Borrower fails to make any payment or installment due under this Note within five days of its due date, Borrower shall pay to Lender, in addition to any other sum due Lender under this Note or any other Loan Document, a late charge equal to 5% of such past-due payment or installment (the "Late Charge"), which Late Charge is a reasonable estimate of the loss that may be sustained by Lender due to the failure of Borrower to make timely payments. All payments of principal and interest due hereunder shall be made (i) without deduction of any present and future taxes, levies, imposts, deductions, charges or withholdings, which amounts shall be paid by Borrower, and (ii) without any other right of abatement, reduction, setoff, defense, counterclaim, interruption, deferment or recoupment for any reason whatsoever. Borrower will pay the amounts necessary such that the gross amount of the principal and interest received by Lender is not less than that required by this Note.

No delay or omission on the part of Lender in exercising any remedy, right or option under this Note shall operate as a waiver of such remedy, right or option. In any event, a waiver on any one occasion shall not be construed as a waiver or bar to any such remedy, right or option on a future occasion. Borrower hereby waives presentment, demand for payment, notice of dishonor, notice of protest, and protest, notice of intent to accelerate, notice of acceleration and all other notices or demands in connection with delivery, acceptance, performance, default or endorsement of this Note. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Note shall be given in accordance with the notice provisions in the Loan Agreement. Should any indebtedness represented by this Note be collected at law or in equity, or in bankruptcy or other proceedings, or should this Note be placed in the hands of attorneys for collection after default, Borrower shall pay, in addition to the principal and interest due and payable hereon, all costs of collecting or attempting to collect this Note (the "Costs"), including reasonable attorneys’ fees and expenses of Lender (including those fees and expenses incurred in connection with any appeal) and court costs whether or not a judicial action is commenced by Lender. This Note may not be amended or modified except by a written agreement duly executed by the party against whom enforcement of this Note is sought. In the event that any one or more of the provisions contained in this Note shall be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note, and this Note shall be construed as if such provision had never been contained herein or therein. Time is of the essence in the performance of each and every obligation under this Note.

Notwithstanding anything to the contrary contained in any of the Loan Documents, the obligations of Borrower to Lender under this Note and any other Loan Documents are subject to the limitation that payments of interest and late charges to Lender shall not be required to the extent that receipt of any such payment by Lender would be contrary to provisions of applicable law limiting the maximum rate of interest that may be charged or collected by Lender. The portion of any such payment received by Lender that is in excess of the maximum interest permitted by such provisions of law shall be credited to the principal balance of this Note or if such excess portion exceeds the outstanding principal balance of this Note, then such excess portion shall be refunded to Borrower. All interest paid or agreed to be paid to Lender shall, to the extent permitted by applicable law, be amortized, prorated, allocated and/or spread throughout the full term of this Note (including, without limitation, the period of any renewal or extension thereof) so that interest for such full term shall not exceed the maximum amount permitted by applicable law.

This obligation shall bind Borrower and its successors and assigns, and the benefits hereof shall inure to Lender and its successors and assigns.

IN WITNESS WHEREOF, Borrower has executed and delivered this Note effective as of the date first set forth above.

                                                                                                                               BORROWER:

                                                                                                                               EATERIES, INC., an Oklahoma corporation

                                                                                                                               By ________________________________________

                                                                                                                               Printed Name ________________________________

                                                                                                                               Its ________________________________________

Exhibit (a)(4)

POST-CLOSING AGREEMENT

This POST-CLOSING AGREEMENT (this "Agreement") is made as of December 30, 2002 (the "Effective Date") by and between GE CAPITAL FRANCHISE FINANCE CORPORATION, a Delaware corporation ("Lender"), whose address is 17207 North Perimeter Drive, Scottsdale, Arizona 85255, and EATERIES, INC., an Oklahoma corporation ("Borrower").

PRELIMINARY STATEMENT

Unless otherwise expressly provided herein all defined terms used in this Agreement shall have the meanings set forth in that certain Equipment Loan and Security Agreement dated as of the date of this Agreement between Lender and Borrower (the "Loan Agreement"). Concurrent with the execution of this Agreement, Lender and Borrower have entered into the Loan Agreement pursuant to which Lender will make the Loan to Borrower. Lender has agreed to make a disbursement in the initial Revolving Loan Advance at the Closing despite the fact that certain conditions set forth in Exhibit A have not yet been met (the "Conditions Precedent"), and in consideration, Borrower has agreed to enter into this Agreement.

AGREEMENT

1. Fulfillment; Event of Default. Borrower shall satisfy each of the Conditions Precedent, as set forth in Exhibit A, by each of the date(s) set forth in Exhibit A (each, a "Satisfaction Date"). Lender shall have no obligation to make any additional Advances under the Loan Agreement until all the Conditions Precedent have been met by the applicable Satisfaction Date. If any Condition Precedent has not been satisfied by the applicable Satisfaction Date, or waived in writing by Lender, then Lender shall have the right, but not the obligation, at any time subsequent to such Satisfaction Date, to declare due and payable a portion of the principal amount advanced under the Note in the amount set forth in Exhibit B, without penalty or premium (each, a "Condition Prepayment"). If Lender requires a Condition Prepayment and such Condition Prepayment is not paid in full within 10 days after Lender’s delivery to Borrower of a notice requiring the Condition Prepayment, an Event of Default shall be deemed to have occurred under the Loan Agreement and the other Loan Documents, and Lender shall be entitled to exercise all of its rights and remedies available under the Loan Documents or at law or in equity.

2. Indemnity; Survival. (a) Borrower shall indemnify, hold harmless and defend Lender and its directors, officers, shareholders, employees, successors, assigns, agents, contractors, subcontractors, experts, licensees, affiliates, lessees, lenders, mortgagees, trustees and invitees, as applicable, from and against any and all losses, costs, claims, liabilities, damages and expenses, including, without limitation, attorneys’ fees, arising as the result of Borrower’s failure to satisfy the Conditions Precedent or the failure of Borrower to otherwise comply with the terms and conditions of this Agreement.

(b) The terms and conditions of this Agreement shall survive the foreclosure by Lender of the Mortgages and/or the acceptance by Lender of one or more deeds in lieu of foreclosure with respect to the Premises.

3. Costs and Expenses. Borrower shall be solely responsible for the payment of all costs and expenses incurred by Lender and Borrower with respect to (i) the satisfaction of the Conditions Precedent, and (ii) otherwise pursuant to this Agreement, including, without limitation, the reasonable attorneys’ fees and costs of Lender. Borrower shall promptly reimburse Lender upon demand for all such costs and expenses incurred by Lender.

4. Representations and Warranties. Borrower represents and warrants to Lender as follows:

(a) Borrower is duly organized, validly existing and in good standing under the laws of its state of formation. All necessary action has been taken to authorize the execution, delivery and performance of this Agreement.

(b) The person who has executed this Agreement on behalf of Borrower is duly authorized so to do.

(c) This Agreement constitutes the legal, valid and binding obligations of Borrower, enforceable against Borrower in accordance with its terms.

(d) Borrower is not, and the authorization, execution, delivery and performance of this Agreement will not result, in any breach or default under any other document, instrument or agreement to which Borrower is a party or by which the Premises or any of the Property of Borrower is subject or bound. The authorization, execution, delivery and performance of this Agreement will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order.

5. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Agreement shall be in writing and given in accordance with the Loan Agreement.

6. Waiver and Amendment. No provisions of this Agreement shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion.

7. Severability. The provisions of this Agreement shall be deemed severable. If any part of this Agreement shall be held unenforceable, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

8. Other Documents. Each of the parties agrees to sign such other and further documents as may be appropriate to carry out the intentions expressed in this Agreement.

9. Entire Agreement; Loan Documents. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements, written or oral, between Borrower and Lender with respect to the subject matter of this Agreement. This Agreement shall be deemed a "Loan Document" as such term is defined in the Loan Agreement.

10. Forum Selection; Jurisdiction; Venue; Choice of Law. Borrower acknowledges that this Agreement was substantially negotiated in the State of Arizona, the Agreement was signed by Lender in the State of Arizona and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. For purposes of any action or proceeding arising out of this Agreement, the parties hereto hereby expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona and Borrower consents that it may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Borrower waives and agrees not to assert in any such action, suit or proceeding that it is not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. It is the intent of the parties hereto that all provisions of this Agreement shall be governed by and construed under the laws of the State of Arizona. To the extent that a court of competent jurisdiction finds Arizona law inapplicable with respect to any provisions hereof, then, as to those provisions only, the law of the state where the Premises are located shall be deemed to apply. Nothing in this Section shall limit or restrict the right of Lender to commence any proceeding in the federal or state courts located in the state in which the Premises are located to the extent Lender deems such proceeding necessary or advisable to exercise remedies available under this Agreement.

11. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

12. Binding Effect. This Agreement shall be binding upon and inure to the benefit of Lender and Borrower and their respective successors and permitted assigns, including, without limitation, any United States trustee, any Borrower-in-possession or any trustee appointed from a private panel.

[Signature page follows]

IN WITNESS WHEREOF, Lender and Borrower have caused this Agreement to be executed and delivered as of the date first above written.

                                                                                                                                 LENDOR:

                                                                                                                                 GE CAPITAL FRANCHISE FINANCE

                                                                                                                                 CORPORATION, a Delaware corporation

                                                                                                                                 By ______________________________________

                                                                                                                                 Printed Name ______________________________

                                                                                                                                 Its   ______________________________________

                                                                                                                                BORROWER:

                                                                                                                                EATERIES, INC., an Oklahoma corporation

                                                                                                                                By   ______________________________________

                                                                                                                                Printed Name  ______________________________

                                                                                                                                Its   ______________________________________

EXHIBIT A

CONDITIONS PRECEDENT

Within 30 days of the Effective Date, Borrower, for each of the Premises set forth below, must provide the following to Lender, in form and substance acceptable to Lender:

1.                         8001-5222
                           300 Hwy 78 East, #344
                           Jasper, AL

                                   Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

2.                         8001-5223
                           3250 Airport Boulevard
                           Mobile, AL

                                    Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

3.                        8001-5224

                          700 Quintard Drive

                          Oxford, Alabama 38203

                                    Release/Termination of the UCC-1 Financing Statement filed with Oklahoma Central Filing/Oklahoma County as                                            Financing Statement No. 2001009300419

                 Release/Termination of the UCC-1 Financing Statement filed with the Alabama Secretary of State as Financing                                              Statement No. 2001-44238

                Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

4.                      8001-5227

                        10401 U.S. Hwy 441
                        Leesburg, FL

                                     Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

5.                    8001-5228

                      2415 N Monroe St.
                      Tallahassee, FL

                                      Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

6.                     8001-5230
                       2917 N Vermilion
                       Danville, IL

                                       Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

7.                     8001-5235
                       US Hwy 41 & I-70, #D-7
                       Terre Haute, IN

                                        Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

8.                     8001-5236

                       17301 Valley Mall Road

                       Hagerstown, Maryland 21740

                                         Release/Termination of the UCC-1 Financing Statement filed with the Maryland Department of                                                   Assessments/Taxation as Financing Statement No. U00122

                                             Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

9.                      8001-5237
                        1357 S Main, #1264
                       Adrian, MI

                                         Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

10.                    8001-5239
                       Westfield Shopping Town, #211
                        Cape Girardeau, MO

                                         Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

11.                  8001-5242
                      101 Range Line
                      Joplin, MO

                                          Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

12.                  8001-5245
                      1000 Turtle Creek Drive, #280
                      Hattiesburg, MS

                                          Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

13.                   8001-5246
                       Pemberton Sq. Mall,

                       Pemberton Square Blvd., #1460
                       Vicksburg, MS

                                         Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

14.                   8001-5248
                       921 Eastchester Dr., #1450
                       High Point, NC

                                          Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

15.                   8001-5249
                       3701 McKinley Parkway
                       Buffalo, NY

                                          Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

16.                   8001-5251
                       771 S 30th, #121
                       Heath, OH

                                         Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

17.                   8001-5255
                       3300 S Broadway
                       Edmond, OK

                                         Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

18.                  8001-5257
                      7000 Crossroads Boulevard
                      Oklahoma City, OK

                                          Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

19.                   8001-5259
                       4845 North Kickapoo
                       Shawnee, OK

                                           Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

20.                  8001-5261
                      101 Clearview Circle, Suite 800
                      Butler, PA

                                           Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

21.                 8001-5262
                     1500 W. Chestnut St., Ste. 636
                     Washington, PA

                                           Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

22.                 8001-5263
                     205 W Blackstock Road, #590
                     Spartanburg, SC

                                            Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

23.                 8001-5264

                     2101 Fort Henry Drive, #E-12

                     Kingsport, Tennessee 37664

                                            Release/Termination of the UCC-1 Financing Statement filed with the Tennessee Secretary of State as Financing                                                   Statement No. 982034675

                                             Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

24.                 8001-5266
                     3800 U.S. Hwy 16
                     La Crosse, WI

                                            Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

25.                  8001-5268
                      9801 Mall Road
                      Morgantown, WV

                                             Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

26.                  8001-5269
                      85 Crossroads Mall Road
                      Mt. Hope, WV

                                             Fully executed Landlord’s Agreement Regarding Equipment, in form and substance acceptable to Lender

27.                  Borrower to provide proof of its qualification to transact business in the State of Wisconsin.

28.                  Borrower to provide certificates of good standing (or their equivalent) in each state in which the equipment described in the Loan                         Agreement is located.

EXHIBIT B

CONDITION PREPAYMENT

$312,500.00 per site