Form 10-Q
period 2003-06-29
EATERIES INC
filed 2003-08-13
CIK 796369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended

     June 29, 2003.

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

As of July 24, 2003, 2,822,417 common shares, $.002 par value, were outstanding.

EATERIES, INC. AND SUBSIDIARIES FORM 10-Q INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
June 29, 2003 and December 29, 2002	4

Condensed Consolidated Statements of
Operations (unaudited)
Thirteen weeks ended June 29, 2003
and June 30, 2002	5

Twenty-six weeks ended June 29, 2003
and June 30, 2002	6

Condensed Consolidated Statements of
Cash Flows (unaudited)
Twenty-six weeks ended June 29, 2003
and June 30, 2002	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	13

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29,	December 29,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 628,854	$ 794,675
Receivables	718,736	4,110,230
Inventories	665,596	716,077
Prepaid expenses and other	1,571,246	1,066,417
Total current assets	3,584,432	6,687,399

Property and equipment, at cost	44,856,420	44,907,512
Less: Landlord finish-out allowances	(15,148,866)	(15,543,866)
Less: Accumulated depreciation and amortization	(16,961,572)	(16,312,585)
Net property and equipment	12,745,982	13,051,061
Goodwill, net	370,191	370,191
Other assets	1,113,621	1,060,403
Total assets	$ 17,814,226	$ 21,169,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,963,291	$ 5,503,040
Accrued liabilities	2,884,549	3,934,978
Total current liabilities	6,847,840	9,438,018

Deferred credit	790,915	1,077,190
Other liabilities	443,541	528,870
Long-term obligations, net of current portion	10,440,000	9,164,641
Commitments and contingencies	---	---
Total liabilities	18,522,296	20,208,719

Stockholders’ equity:
Preferred stock, none issued	---	---
Common stock	9,044	9,044
Additional paid-in capital	10,370,359	10,370,359
Accumulated deficit	(3,223,624)	(1,996,727)
Treasury stock, at cost	(7,863,849)	(7,422,341)
Total stockholders’ equity	(708,070)	960,335
Total liabilities and stockholders’ equity	$ 17,814,226	$ 21,169,054

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	June 29,	June 30,
	2003	2002
REVENUES
Food and beverage sales	$ 17,849,591	$ 23,640,297
Franchise fees and royalties	183,112	166,808
Other income	162,221	121,951
Total revenues	18,194,924	23,929,056

COSTS AND EXPENSES
Costs of sales	4,949,252	6,254,237
Operating expenses	11,677,140	15,048,058
Pre-opening costs	60,000	---
Restaurant closure expenses	160,000	---
(Gain) loss on disposal of assets	11,325	(356,429)
General and administrative	1,404,645	1,401,579
Depreciation and amortization	627,607	1,028,620
Interest expense	141,075	180,365
Total costs and expenses	19,031,044	23,556,430

INCOME (LOSS) BEFORE INCOME TAXES	(836,120)	372,626

PROVISION FOR INCOME TAXES	54,672	106,500

NET INCOME (LOSS)	$ (890,792)	$ 266,126

BASIC INCOME (LOSS) PER COMMON SHARE	$ (0.31)	$ 0.09

DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.31)	$ 0.09

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twenty-six Weeks Ended
	June 29,	June 30,
	2003	2002
REVENUES
Food and beverage sales	$ 36,930,533	$ 49,218,938
Franchise fees and royalties	402,132	259,717
Other income	275,129	258,741
Total revenues	37,607,794	49,737,396

COSTS AND EXPENSES
Costs of sales	10,293,641	13,267,223
Operating expenses	23,845,565	30,603,020
Pre-opening costs	60,000	---
Restaurant closure expenses	160,000	---
(Gain) loss on disposal of assets	11,325	(135,236)
General and administrative	2,830,265	2,835,049
Depreciation and amortization	1,252,024	2,074,908
Interest expense	267,142	376,842
Total costs and expenses	38,719,962	49,021,806

INCOME (LOSS) BEFORE INCOME TAXES	(1,112,168)	715,590

PROVISION FOR INCOME TAXES	114,730	207,500

NET INCOME (LOSS)	$ (1,226,897)	$ 508,090

BASIC INCOME (LOSS) PER COMMON SHARE	$ (0.42)	$ 0.17

DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.42)	$ 0.17

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	June 29,	June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ (1,226,897)	$ 508,090
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,252,024	2,074,908
Provision for income taxes	---	207,500
Deferred income taxes	---	(103,301)
(Gain) loss on disposal of assets	---	(135,236)
(Increase) decrease in operating assets:
Receivables	304,564	250,029
Inventories	50,481	87,124
Prepaids and other current	(504,829)	(1,005,419)
Other	(53,618)	8,144
Increase (decrease) in operating liabilities:
Accounts payable	(1,539,749)	(2,258,948)
Accrued liabilities	(1,050,429)	(655,365)
Other liabilities	(371,604)	438,937
Total adjustments	(1,913,160)	(1,091,627)
Net cash used in operating activities	(3,140,057)	(583,537)

Cash flows from investing activities:
Capital expenditures	(1,086,546)	(1,178,566)
Landlord allowances	140,000	129,700
Proceeds from sale of restaurants	3,020,000	500,000
Payments received on notes receivable	66,931	(150,000)
Net cash provided by (used in) investing activities	2,140,385	(698,866)

Cash flows from financing activities:
Borrowings under long-term obligations	10,440,000	---
Payments on long-term obligations	(3,583,489)	(616,256)
Borrowings under revolving credit agreements	---	17,897,000
Payments under revolving credit agreements	(5,581,152)	(16,150,000)
Purchase of treasury stock	(441,508)	(39,075)
Net cash provided by financing activities	833,851	1,091,669

Decrease in cash and cash equivalents	(165,821)	(190,734)
Cash and cash equivalents at beginning of period	794,675	999,533
Cash and cash equivalents at end of period	$ 628,854	$ 808,799

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Organization

Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchised restaurants. The Company’s restaurants are located primarily in the East, Southwest, Midwest and Southeast regions of the United States. The Company’s restaurants operate under the name Garfield’s Restaurant & Pub ("Garfield’s"), Pepperoni Grill and Garcia’s Mexican Restaurants ("Garcia’s"). An analysis of Company-owned and franchised restaurants for the trailing twelve months in the period ended June 29, 2003, is as follows:

	Company Units	Franchised Units	Total Units
At June 30, 2002	65	11	76
Units opened	---	---	---
Units closed	2	1	3
Units sold	12	---	12
At June 29, 2003	51	10	61

Note 2 – Significant Accounting Policies

BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002.

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

Considerable management judgment and certain significant assumptions are necessary to estimate future cash flows. Significant judgments and assumptions used by the Company in evaluating its assets for impairment include, but may not be limited to: estimations of future sales levels, cost of sales, direct and indirect costs of operating the assets, the length of time the assets will be utilized and the Company’s ability to utilize equipment, fixtures and other moveable long-lived assets in other existing or future locations. In addition, such estimates and assumptions include anticipated operating results related to certain profit improvement programs implemented by the Company during 2003 and 2002 as well as the continuation of certain rent reductions, deferrals, and other negotiated concessions from certain landlords. Actual results could vary significantly from management’s estimates and assumptions and such variance could result in a change in the estimated recoverability of the Company’s long-lived assets. Accordingly, the results of the changes in those estimates could have a material impact on the Company’s future results of operations and financial position.

INCOME TAXES

The Company is subject to Federal, state and local income taxes. Deferred income taxes are provided on the tax effect of presently existing temporary differences, existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes. The Company has fully reserved for its deferred income taxes, thus net deferred tax assets at June 29, 2003 and December 29, 2002 are zero. Due to the deferred income tax reserve, it is possible that the Company could have future income without recognizing income tax expense. Additionally, the Company could have charges to income tax expense during periods of net losses.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

Thirteen Weeks Ended
	June 29,	June 30,
	2003	2002

Net income (loss), as reported	$ (890,792)	$ 266,126
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (2,340)	$ (114,902)
Pro forma net income (loss)	$ (893,132)	$ 151,224

Earnings (loss) per share
Basic – as reported	$ (0.31)	$ 0.09
Basic – pro forma	$ (0.31)	$ 0.05

Diluted – as reported	$ (0.31)	$ 0.09
Diluted – pro forma	$ (0.31)	$ 0.05

Twenty-six Weeks Ended
	June 29,	June 30,
	2003	2002

Net income (loss), as reported	$ (1,226,897)	$ 508,090
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (2,880)	$ (170,239)
Pro forma net income (loss)	$ (1,229,777)	$ 337,851

Earnings (loss) per share
Basic – as reported	$ (0.42)	$ 0.17
Basic – pro forma	$ (0.42)	$ 0.11

Diluted – as reported	$ (0.42)	$ 0.17
Diluted – pro forma	$ (0.42)	$ 0.11

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

The following tables set forth the computation of basic and diluted EPS for the twenty-six week periods ended June 29, 2003, and June 30, 2002:

	Thirteen Weeks Ended
	June 29,	June 30,
	2003	2002
Numerator:
Net income (loss)	$ (890,792)	$ 266,126

Denominator:
Denominator for basic EPS - weighted average shares outstanding
	2,881,043	2,997,169
Dilutive effect of nonqualified stock options
	---	108,061
Denominator for diluted EPS	2,881,043	3,105,230

Basic EPS	$ (0.31)	$ 0.09

Diluted EPS	$ (0.31)	$ 0.09

	Twenty-six Weeks Ended
	June 29,	June 30,
	2003	2002
Numerator:
Net income (loss)	$ (1,226,897)	$ 508,090

Denominator:
Denominator for basic EPS - weighted average shares outstanding
	2,924,230	2,998,743
Dilutive effect of nonqualified stock options
	---	64,231
Denominator for diluted EPS	2,924,230	3,062,974

Basic EPS	$ (0.42)	$ 0.17

Diluted EPS	$ (0.42)	$ 0.17

Note 3 - Balance Sheet Information

Receivables are comprised of the following:

	June 29, 2003	December 29, 2002

General	$ 107,000	$ 68,000
Vendor rebates	426,000	437,000
Franchisees	109,000	111,000
Banquets	---	129,000
Notes receivable	77,000	219,000
Notes receivable from Fiesta, L.L.C.	---	3,146,000
	$ 719,000	$ 4,110,000

Accrued liabilities are comprised of the following:

	June 29, 2003	December 29, 2002

Compensation	$ 1,560,000	$ 1,880,000
Taxes, other than income	523,000	695,000
Other	802,000	1,360,000
	$ 2,885,000	$ 3,935,000

Note 4 - Supplemental Cash Flow Information

Interest of $260,286 and $375,556 was paid for the thirteen weeks ended June 29, 2003 and June 30, 2002, respectively.

For the twenty-six week periods ended June 29, 2003 and June 30, 2002, the Company had the following non-cash investing and financing activities:

	Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002
Decrease in accumulated other comprehensive income	$ ---	$111,000
Gross asset retirements related to restaurant closures	602,637	408,048
Decrease in goodwill from sale of restaurant	---	101,000
Increase in notes receivable from finance of sale of restaurant	---	73,720

Note 5 - Stock Repurchases

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In March 2003, an additional 330,000 shares were authorized for repurchase, bringing the total amount authorized for repurchase to 730,000 shares. During the second quarter, the Company purchased a total of 145,000 shares for $441,508. As of June 29, 2003, 375,662 shares have been repurchased under this plan for a total purchase price of approximately $1,236,000.

Note 6 - Restaurant Acquisitions and Dispositions

In March 2002, the Company terminated the lease on one Garfield’s located in North Riverside, IL. As part of the agreement, the Company agreed to pay $210,000 in lieu of future rent to the landlord. This amount has been accrued for and charged to restaurant closure expense, which is included in operating expenses on the consolidated statements of income for the twenty-six weeks ended June 30, 2002.

In June 2002, the Company sold one Garcia’s Mexican Restaurant located in Denver, CO, to the local operator who signed a franchise agreement for this location and a development agreement for two future locations in the Denver area. A gain of approximately $357,000 ($250,000 net of tax) is included in gain on disposal of assets on the consolidated statements of income, which included a goodwill write-off of $101,000. The amount of goodwill written off in the gain calculation was determined by comparing the Company’s estimate of the fair value of the sold location to the fair value of the concept to which the goodwill relates.

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

In January 2003, the Company’s lease expired on one Garfield’s location in Savannah, GA. In June 2003, the Company’s lease expired on one Garfield’s location in Mobile, AL. No gain or loss was associated with these dispositions. In June 2003, the Company paid $160,000 for the future lease termination of one of its locations. This amount was recorded to restaurant closure expense and is included on the consolidated statements of operations for the thirteen week ended June 29, 2003.

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

In the course of disposing of eleven Garcia’s restaurants in 2002, the Company was required by the landlord to remain as guarantor of the tenant lease in order to complete the assignments to the purchasers. The Company was released from its liabilities and commitments, however is contingently liable in the event of default of the Assignees. However, the Company has retained the right to control the operations of the locations if the party should default and recover any amounts paid under the guaranty. The Company’s guarantees will expire at the expiration of the assigned lease terms. At June 29, 2003, the remaining minimum base rental commitments under these noncancellable lease commitments by the assignees, excluding amounts related to taxes, insurance, maintenance and percentage rent, are approximately $9,201,000.

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

On December 30, 2002, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring the current credit facility. Another $5,000,000 is restricted and available under this facility for use upon notice to GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to specific maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report. As of June 29, 2003, $10,440,000 was outstanding under this agreement at a rate of 4.8%.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement had a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired on November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002 or March 30, 2003. The unrealized loss as of June 30, 2002 was $60,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

Note 9 – Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not believe the issuance of Interpretation No. 46 will impact the accounting for its franchisees and/or its guarantee of the remaining lease payments on previously sold Garcia’s locations.

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

Introduction

As of June 29, 2003, the Company owned and operated 51 locations (45 Garfield’s, 4 Garcia’s, 2 Pepperoni Grills), franchised 10 Garfield’s. As of June 30, 2002, the Company owned and operated 65 locations (47 Garfield’s, 16 Garcia’s, 2 Pepperoni Grills), franchised 9 Garfield’s and one Garcia’s and licensed one Garcia’s. The Company is working with franchisees on the development of restaurants located in Arkansas, Indiana, Florida, Maryland, Michigan, Mississippi, and Nevada. The Company sold 13 of its 17 Garcia’s during 2002. As of the date of this report, the entire system includes 61 restaurants of which 51 are Company-owned. The Company expects that at least 1 company-owned and 1 franchised-owned locations will open in 2003.

The Company has successfully initiated an advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants. During the first quarter of 2003, the Company sold two Designated Market Areas ("DMA") to one new franchisee in Mississippi for a total of six future locations. Subsequent to quarter end, the Company sold one DMA to a new franchisee in Arkansas for a total of three future locations. During the second quarter of 2003, the Company sold one DMA to one new franchisee in Maryland for a total of 5 future locations and one DMA to one new franchisee in Michigan for a total of two future locations. As the date of this report, seventy-one new franchise restaurants are under commitment.

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

Seasonality

With 49 of the 51 Company-owned restaurants located in regional malls as of June 29, 2003, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales, cash flow from operations and profits in the Company’s fourth and first fiscal quarters.

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

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Statements of Operations Data:
Revenues:
Food and beverage sales	98.1%	98.8%	98.2%	99.0%
Franchise fees and royalties	1.0%	0.7%	1.1%	0.5%
Other income	0.9%	0.5%	0.7%	0.5%
	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Costs of sales (1)	27.7%	26.5%	27.9%	27.0%
Operating expenses (1)	65.4%	63.7%	64.5%	62.2%
Restaurant pre-opening expenses (1)	0.3%	0.0%	0.2%	0.0%
Restaurant closure expense (1)	0.9%	---	0.4%	---
(Gain) loss on disposal of assets	0.1%	(1.5)%	0.0%	(0.3)%
General and administrative	7.7%	5.9%	7.5%	5.7%
Depreciation and amortization (1)	3.5%	4.4%	3.4%	4.2%
Interest expense	0.8%	0.8%	0.7%	0.8%

Income (loss) before income taxes	(4.6)%	1.6%	(3.0)%	1.4%
Provision for income taxes	0.3%	0.4%	0.3%	0.4%

Net income (loss)	(4.9)%	1.2%	(3.3)%	1.0%

Selected Operating Data:
System-wide sales (in thousands)(2):
Company restaurants	$17,850	$23,640	$36,930	$49,219
Franchise restaurants	3,550	3,716	7,449	6,149
Total	$21,400	$27,356	$44,379	$55,368
Number of restaurants
(at end of period):
Company restaurants	51	65	51	65
Franchise restaurants	10	11	10	11
Total	61	76	61	76

(1) As a percentage of food and beverage sales.

(2) System-wide sales are calculated by adding Company and franchise sales together. However, franchise sales are not included in food and beverage sales on the Consolidated Statements of Operations.

Results of Operations

For the quarter ended June 29, 2003, the Company recorded a net loss of $(890,792) (($0.31) per common share) on revenues of $18,194,924. This compares to net income of $266,126 ($0.09 per common share) for the quarter ended June 30, 2002, on revenues of $23,929,056.

For the twenty-six weeks ended June 29, 2003, the Company recorded a net loss of $(1,226,897) (($0.42) per common share) on revenues of $37,607,794. This compares to net income of $508,090 ($0.17 per common share) for the twenty-six weeks ended June 30, 2002, on revenues of $49,737,396.

Revenues

Company revenues for the thirteen and twenty-six week periods ended June 29, 2003, decreased 24.0% over the revenues reported for the same periods in 2002. The revenue decrease relates primarily to the sale of thirteen Garcia’s in 2002 as well as negative economic trends in the first half of 2003. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:

		Number of Operating Weeks		Average Weekly Sales Per Unit
Period Ended	Number of Units Open	Thirteen Weeks	Twenty- six Weeks	Thirteen Weeks	Twenty- six Weeks

Garfield’s:
June 29, 2003	45	596	1207	$27,197	$27,769
June 30, 2002	48	624	1248	$26,761	$28,024

Garcia's:
June 29, 2003	4	52	104	$15,612	$16,685
June 30, 2002	15	206	414	$29,338	$30,088

Pepperoni Grill:
June 29, 2003	2	26	52	$31,850	$32,261
June 30, 2002	2	26	52	$32,884	$33,107

For the thirteen weeks ended June 29, 2003, average weekly sales per unit for Garfield's increased $436 or 1.6% versus the quarter ended June 30, 2002. Average weekly sales per unit for Garfield’s decreased by $(255) or 0.9% for the twenty-six weeks ended June 29, 2003, versus the previous year’s results.

For the thirteen weeks ended June 29, 2003, average weekly sales per unit for Garcia’s decreased $(13,726) or 46.8% versus the quarter ended June 30, 2002. Average weekly sales per unit for Garcia’s decreased by $(13,403) or 44.5% for the twenty-six weeks ended June 29, 2003, versus the previous year. This decrease is primarily due to the sale of thirteen higher volume units in 2002.

For the thirteen weeks ended June 29, 2003, average weekly sales per unit for Pepperoni Grill decreased $(1,034) or 3.1% versus the same period in 2002. Average weekly sales per unit for Pepperoni Grill decreased by $(846) or 2.6% for twenty-six weeks ended June 29, 2003, versus the previous year. This decrease is primarily due to adverse economic conditions.

Franchise fees and continuing royalties increased to $402,132 during the twenty-six weeks ended June 29, 2003 versus $259,717 during the twenty-six weeks ended June 30, 2002. This increase is due to the opening of five new franchise locations in 2002 as well as the execution of three new development agreements during 2003.

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Garfield's:
Costs of sales .	27.6%	26.8%	27.8%	27.5%

Labor costs	28.3%	29.1%	27.8%	28.1%

Total	55.9%	55.9%	55.6%	55.6%

Garcia's:
Cost of sales	29.9%	25.6%	29.9%	25.7%

Labor costs	41.3%	30.5%	39.0%	29.8%

Total	70.4%	56.1%	68.9%	55.5%

Pepperoni Grill:
Cost of sales	26.8%	25.4%	27.5%	25.7%

Labor costs	30.9%	29.3%	30.7%	29.4%

Total	57.7%	54.7%	58.2%	55.1%

Total Company:
Cost of sales	27.7%	26.5%	27.9%	27.0%

Labor costs	29.0%	29.5%	28.5%	28.6%

Total	56.7%	56.0%	56.4%	55.6%

Costs of sales as a percentage of food and beverage sales for Garfield’s in the quarters ended June 29, 2003 and June 30, 2002 was 27.6% and 26.8% respectively. Costs of sales for the twenty-six weeks ended June 29, 2003 and June 30, 2002 were 27.8% and 27.5%, respectively. The increase is primarily due to new higher cost items on the menu.

Garcia’s costs of sales as a percentage of food and beverage sales was 29.9% in the quarter ended June 29, 2003 versus 25.6% in the quarter ended June 30, 2002, and 29.9% and 25.7% for the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively. This increase is primarily due to the sale of 13 Garcia’s locations in 2002 which had lower cost of sales than the mall-based units.

Costs of sales as a percentage of food and beverage revenue for Pepperoni Grill was 26.8% for the quarter ended June 29, 2003 compared to 25.4% for the quarter ended June 30, 2002, and 27.5% and 25.7% for the twenty-six weeks ended June 29, 2002 and June 30, 2002, respectively. This increase is primarily due to the addition of several new seafood items.

Labor costs for Garfield’s decreased to 28.3% of food and beverage sales during the quarter ended June 29, 2003, versus 29.1% during the 2002 comparable period due to better management labor control.

Garcia’s labor costs increased to 41.3% of food and beverage sales during the quarter ended June 29, 2003, versus 30.5% in the quarter ended June 30, 2002. This increase is due to the sale of thirteen locations with overall higher sales volumes and lower labor costs.

Labor cost in Pepperoni Grill was 30.9% during the quarter ended June 29, 2003 versus 29.3% during the 2002 comparable period. This increase is due to lower sales compared with its consistent fixed labor costs for kitchen labor and management.

For the thirteen weeks ended June 29, 2003, operating expenses as a percentage of food and beverage sales increased to 65.4% from 63.7% in the thirteen weeks ended June 30, 2002. For the twenty-six weeks ended June 29, 2003, operating expenses increased to 64.6% of food and beverage sales versus 62.2% in the 2002 period. This increase is primarily related to constant fixed costs compared to lower revenues and higher promotional costs.

During the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002, general and administrative costs as a percentage of total revenues changed to 7.7% and 7.5% from 5.9% and 5.7%respectively. The increase is primarily due to a management agreement to provide general and administrative services to the buyers of Garcia’s through July, 2003.

For the thirteen weeks ended June 29, 2003, depreciation and amortization expense was $627,607 (3.5% of food and beverage sales) compared to $1,028,620 (4.4% of food and beverage sales) in the thirteen weeks ended June 30, 2002. For the twenty-six weeks ended June 29, 2003, depreciation and amortization expense was $1,252,024 (3.4% of food and beverage sales) compared to $2,074,908 (4.2% of food and beverage sales in the twenty-six weeks ended June 30, 2002. This decrease is due to the sale of thirteen Garcia’s in 2002 which had higher depreciation charges per location than other Company locations and the write down in 2002 on the remaining Garcia’s assets.

For the thirteen weeks ended June 29, 2003 interest expense decreased to $141,075 (0.8% of total revenues) from $180,365 (0.8% of total revenues) for the thirteen weeks ended June 30, 2002. For the twenty-six week period ended June 29, 2003, interest expense decreased to $267,142 (0.7% of total revenues) from $376,842 (0.8% of total revenues) in the comparable 2002 period. The decrease primarily related to lower interest rates, average debt balance and the expiration of the swap agreement in 2002 which was fixed at 7.65%.

Income Taxes

The Company's provision for income taxes was $54,672 and $114,730 for the thirteen and twenty-six weeks ended June 29, 2003, versus $106,500 and $207,500, respectively, for the 2002 comparable period. The effective tax rates for the periods ended June 29, 2003 and June 30, 2002, are as follows:

	Thirteen Weeks		Twenty-six Weeks
	June 29,	June 30	June 29,	June 30
	2003	2002	2003	2002

Effective income tax rates	6.5%	28.6%	10.3%	29.0%

Effective income tax rates are lower during periods with net income due to the large amount of FICA tax credits on tipped employees that the Company is allowed as a reduction of its calculated income tax liability.

Earnings Per Share ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,881,043 and 2,997,169 in the quarters ended June 29, 2003 and June 30, 2002, respectively and 2,924,230 and 2,998,743 in the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 2,949,056 and 3,105,230 in the quarters ended June 29, 2003 and June 30, 2002, respectively, and 2,959,288 and 3,062,974 in the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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

Liquidity and Capital Resources

At June 29, 2003, the Company’s current ratio was 0.52 to 1 compared to 0.71 to 1 at December 29, 2002. The Company’s working capital deficit was $(3,263,408) at June 29, 2003 versus $(2,750,619) at December 29, 2002. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company’s credit facility.

Although the Company has sustained losses in each of the first two quarters of 2003, management believes the cash generated from its operations and borrowing availability under its credit facility (described below), will be sufficient to satisfy the Company’s net capital expenditures and working capital requirements during 2003. Additionally, management believes that the decision to sell Garcia’s enhanced its liquid resources. In 2003, management began certain transitional steps to reduce general and administrative costs, associated with the operations of Garcia’s, which should be completed and positively affect earnings by year-end. Additionally, sales trends have recently returned to better than historical levels. Should this continue, the Company’s financial condition should continue to strengthen. At June 29, 2003, the Company has $4,560,000 available for use under its credit facility with GE Capital.

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

On December 30, 2002, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring its current credit facility. Another $5,000,000 was restricted and available under this facility for use upon notice to GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to specific maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report. Non-compliance with these covenants could affect the Company’s ability to borrow under the terms of the credit facility. As of June 29, 2003, $10,440,000 was outstanding under this agreement at a rate of 4.8%.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement had a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired on November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002 or June 29, 2003. The unrealized loss as of March 31, 2002 was $84,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In March 2003, an additional 330,000 shares were authorized for repurchase, bringing the total amount authorized for repurchase to 730,000 shares. During the second quarter, the Company purchased a total of 145,000 shares for $441,508. As of June 29, 2003, 375,662 shares have been repurchased under this plan for a total purchase price of approximately $1,236,000.

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

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

(1) Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  During the twenty-six weeks ended June 29, 2003, the following reports on Form 8-K were filed:

(a)   On January 7, 2003, a report on Form 8-K was filed, reporting the Company’s     disposition of most of its Garcia’s restaurants. On March 29, 2003, an amendment to this report on Form 8-K was filed which contained pro forma financial information for the Company as of December 29, 2002.

(b)   On March 21, 2003, a report on Form 8-K was filed, setting forth a press release issued by the Company regarding financial results for the year ended December 29, 2002.

(c)   On April 17, 2003, a report on Form 8-K was filed, setting forth a press release issued by the Company regarding delisting from Nasdaq Small Cap Market.

(d)   On April 29, 2003, a report on Form 8-K was filed, setting forth a press release issued by the Company regarding listing on the OTC Bulletin Board.

(e)   On May 6, 2003, a report on Form 8-K was filed, setting forth a press release issued by the Company regarding financial results for the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EATERIES, INC.
Registrant

Date: July 30, 2003	By: /s/ BRADLEY L. GROW
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

Date: July 30, 2003	By: /s/ VINCENT F. ORZA, JR.
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

Date: July 30, 2003	By: /s/ BRADLEY L. GROW
Bradley L. Grow
Chief Financial Officer

Exhibit (a)(1)

OFFICER CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

1. The Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Date: July 30, 2003	By: /s/ VINCENT F. ORZA, JR.
Vincent F. Orza, Jr.
Chief Executive Officer

Date: July 30, 2003	By: /s/ BRADLEY L. GROW
Bradley L. Grow
Chief Financial Officer