Form 10-Q
period 2003-09-28
EATERIES INC
filed 2003-11-06
CIK 796369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Quarterly Period ended

September 28, 2003.

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

As of October 21, 2003, 2,702,728 common shares, $.002 par value, were outstanding.

EATERIES, INC. AND SUBSIDIARIES FORM 10-Q INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
September 28, 2003 and December 29, 2002	4

Condensed Consolidated Statements of
Operations (unaudited)
Thirteen weeks ended September 28, 2003
and September 29, 2002	5

Thirty-nine weeks ended September 28, 2003
and September 29, 2002	6

Condensed Consolidated Statements of
Cash Flows (unaudited)
Thirty-nine weeks ended September 28, 2003
and September 29, 2002	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations	14

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28,	December 29,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 791,090	$ 794,675
Receivables	799,046	4,110,230
Inventories	659,306	716,077
Prepaid expenses and other	897,705	1,066,417
Total current assets	3,147,147	6,687,399

Property and equipment, at cost	45,793,072	44,907,512
Less: Landlord finish-out allowances	(15,423,866)	(15,543,866)
Less: Accumulated depreciation and amortization	(17,590,277)	(16,312,585)
Net property and equipment	12,778,929	13,051,061
Goodwill, net	370,191	370,191
Other assets	1,161,676	1,060,403
Total assets	$ 17,457,943	$ 21,169,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 3,380,617	$ 5,503,040
Accrued liabilities	2,984,302	3,934,978
Total current liabilities	6,364,919	9,438,018

Deferred credit	635,089	1,077,190
Other liabilities	361,956	528,870
Long-term obligations, net of current portion	11,510,000	9,164,641
Commitments and contingencies	---	---
Total liabilities	18,871,964	20,208,719

Stockholders’ equity (deficit):
Preferred stock, none issued	---	---
Common stock	9,044	9,044
Additional paid-in capital	10,370,359	10,370,359
Accumulated deficit	(3,528,708)	(1,996,727)
Treasury stock, at cost	(8,264,716)	(7,422,341)
Total stockholders’ equity (deficit)	(1,414,021)	960,335
Total liabilities and stockholders’ equity (deficit)	$ 17,457,943	$ 21,169,054

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	September 28,	September 29,
	2003	2002
REVENUES
Food and beverage sales	$ 18,374,997	$ 21,753,474
Franchise fees and royalties	153,744	164,252
Other income	122,376	111,486
Total revenues	18,651,117	22,029,212

COSTS AND EXPENSES
Costs of sales	5,161,160	5,924,638
Operating expenses	11,574,629	14,453,118
Pre-opening costs	140,000	---
(Gain) loss on disposal of assets	5,000	(258,429)
General and administrative	1,415,217	1,407,723
Depreciation and amortization	643,017	1,004,316
Interest expense	126,338	172,326
Total costs and expenses	19,065,361	22,703,692

LOSS BEFORE INCOME TAXES	(414,244)	(674,480)

BENEFIT FROM INCOME TAXES	109,160	195,500

NET LOSS	$ (305,084)	$ (478,980)

BASIC LOSS PER COMMON SHARE	$ (0.11)	$ (0.16)

DILUTED LOSS PER COMMON SHARE	$ (0.11)	$ (0.16)

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2003	2002
REVENUES
Food and beverage sales	$ 55,305,530	$ 70,972,412
Franchise fees and royalties	555,875	423,969
Other income	397,505	370,226
Total revenues	56,258,910	71,766,607

COSTS AND EXPENSES
Costs of sales	15,454,801	19,191,861
Operating expenses	35,420,193	45,056,138
Pre-opening costs	200,000	---
Restaurant closure expenses	160,000	---
(Gain) loss on disposal of assets	16,325	(393,665)
General and administrative	4,245,482	4,242,772
Depreciation and amortization	1,895,041	3,079,224
Interest expense	393,480	549,167
Total costs and expenses	57,785,322	71,725,497

INCOME (LOSS) BEFORE INCOME TAXES	(1,526,412)	41,110

PROVISION FOR INCOME TAXES	(5,570)	(12,000)

NET INCOME (LOSS)	$ (1,531,982)	$ 29,110

BASIC INCOME (LOSS) PER COMMON SHARE	$ (0.53)	$ 0.01

DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.53)	$ 0.01

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ (1,531,982)	$ 29,110
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,895,041	3,079,224
Provision for income taxes	---	12,000
Deferred income taxes	---	(112,262)
(Gain) loss on disposal of assets	16,325	(393,665)
(Increase) decrease in operating assets:
Receivables	213,169	413,412
Inventories	56,771	159,057
Prepaids and other current	168,712	(85,272)
Other	(101,672)	47,685
Increase (decrease) in operating liabilities:
Accounts payable	(2,122,423)	(3,363,520)
Accrued liabilities	(950,676)	(646,029)
Other liabilities	(609,015)	282,632
Total adjustments	(1,433,768)	(606,738)
Net cash used in operating activities	(2,965,750)	(577,628)

Cash flows from investing activities:
Capital expenditures	(2,053,834)	(1,584,533)
Landlord allowances	415,000	129,700
Proceeds from sale of restaurants	3,020,000	1,250,000
Payments made for lease termination	---	(210,000)
Payments received on notes receivable	78,015	5,549
Net cash provided by (used in) investing activities	1,459,181	(409,284)

Cash flows from financing activities:
Borrowings under long-term obligations	11,510,000	---
Payments on long-term obligations	(3,583,489)	(1,044,286)
Borrowings under revolving credit agreements	---	23,997,000
Payments under revolving credit agreements	(5,581,152)	(22,000,000)
Purchase of treasury stock	(842,375)	(99,099)
Net cash provided by financing activities	1,502,984	853,615

Decrease in cash and cash equivalents	(3,585)	(133,297)
Cash and cash equivalents at beginning of period	794,675	999,533
Cash and cash equivalents at end of period	$ 791,090	$ 866,236

See notes to condensed consolidated financial statements.

EATERIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Organization

Eateries, Inc. (the "Company") was incorporated under the laws of the State of Oklahoma on June 1, 1984. The Company is engaged in the creation, design, management and operations of restaurants through Company-owned and franchised restaurants. The Company’s restaurants are located primarily in the East, Southwest, Midwest and Southeast regions of the United States. The Company’s restaurants operate under the name Garfield’s Restaurant & Pub ("Garfield’s"), Pepperoni Grill and Garcia’s Mexican Restaurants ("Garcia’s"). An analysis of Company-owned and franchised restaurants for the trailing twelve months in the period ended September 28, 2003, is as follows:

	Company Units	Franchised Units	Total Units
At September 29, 2002	63	13	76
Units opened	1	0	1
Units closed	(3)	(1)	(4)
Units sold	(10)	(2)	(12)
At September 28, 2003	51	10	61

Note 2 – Significant Accounting Policies

BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002.

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

INCOME TAXES

The Company is subject to Federal, state and local income taxes. Deferred income taxes are provided on the tax effect of presently existing temporary differences, existing net operating loss and tax credit carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to be reversed or utilized. Temporary differences consist principally of depreciation caused by using different lives for financial and tax reporting, the expensing of smallwares when incurred for tax purposes while such costs are capitalized for financial purposes and the expensing of costs related to restaurant closures and other disposals for financial purposes prior to being deducted for tax purposes. The Company has fully reserved for its deferred income taxes, thus net deferred tax assets at September 28, 2003 and December 29, 2002 are zero. Due to the deferred income tax reserve, it is possible that the Company could have future income without recognizing income tax expense. Additionally, the Company could have charges to income tax expense during periods of net losses.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

Thirteen Weeks Ended
	September 28,	September 29,
	2003	2002

Net loss, as reported	$ (305,084)	$ (478,980)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ 1,904	$ 27,726
Pro forma net loss	$ (306,988)	$ (506,706)

Loss per share
Basic – as reported	$ (0.11)	$ (0.16)
Basic – pro forma	$ (0.11)	$ (0.17)

Diluted – as reported	$ (0.11)	$ (0.16)
Diluted – pro forma	$ (0.11)	$ (0.17)

Thirty-nine Weeks Ended
	September 29,	September 28,
	2003	2002

Net income (loss), as reported	$ (1,531,982)	$ 29,110
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ 4,784	$ 197,965
Pro forma net loss	$ (1,536,766)	$ (168,855)

Earnings (loss) per share
Basic – as reported	$ (0.53)	$ 0.10
Basic – pro forma	$ (0.53)	$ (0.06)

Diluted – as reported	$ (0.53)	$ 0.10
Diluted – pro forma	$ (0.53)	$ (0.06)

EARNINGS (LOSS) PER COMMON SHARE

Basic Earnings (Loss) Per Common Share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding for the period plus common stock equivalents.

The following tables set forth the computation of basic and diluted EPS for the thirty-nine week periods ended September 28, 2003, and September 29, 2002:

	Thirteen Weeks Ended
	September 28,	September 29,
	2003	2002
Numerator:
Net loss	$ (305,084)	$ (478,980)

Denominator:
Denominator for basic EPS - weighted average shares outstanding
	2,810,534	2,979,147
Dilutive effect of nonqualified stock options
	---	---
Denominator for diluted EPS	2,810,534	2,979,147

Basic EPS	$ (0.11)	$ (0.16)

Diluted EPS	$ (0.11)	$ (0.16)

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2003	2002
Numerator:
Net income (loss)	$ (1,531,982)	$ 29,110

Denominator:
Denominator for basic EPS - weighted average shares outstanding
	2,900,727	2,988,960
Dilutive effect of nonqualified stock options
	---	99,021
Denominator for diluted EPS	2,900,727	3,087,981

Basic EPS	$ (0.53)	$ 0.01

Diluted EPS	$ (0.53)	$ 0.01

Note 3 - Balance Sheet Information

Receivables are comprised of the following:

	September 28, 2003	December 29, 2002

General	$112,000	$ 68,000
Vendor rebates	341,000	437,000
Income taxes	135,000	---
Franchisees	81,000	111,000
Insurance	75,000	---
Banquets	---	129,000
Notes receivable	55,000	219,000
Notes receivable from Fiesta, L.L.C.	---	3,146,000
	$799,000	$ 4,110,000

Accrued liabilities are comprised of the following:

	September 28, 2003	December 29, 2002

Compensation	$ 1,592,000	$ 1,880,000
Taxes, other than income	523,000	695,000
Other	869,000	1,360,000
	$ 2,984,000	$ 3,935,000

Note 4 - Supplemental Cash Flow Information

Interest of $385,397 and $554,108 was paid for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively.

For the thirty-nine week periods ended September 28, 2003 and September 29, 2002, the Company had the following non-cash investing and financing activities:

	Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002
Decrease in accumulated other comprehensive income	$ ---	$ 146,000
Gross asset retirements related to restaurant closures	633,274	1,003,469
Decrease in goodwill from sale of restaurant	---	405,000
Increase in notes receivable from finance of sale of restaurant	---	273,720

Note 5 - Stock Repurchases

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In March 2003, an additional 330,000 shares were authorized for repurchase, bringing the total amount authorized for repurchase to 730,000 shares. During 2003, the Company purchased a total of 264,689 shares for $842,375. As of September 28, 2003, 495,351 shares have been repurchased under this plan for a total purchase price of approximately $1,637,000.

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

In January 2003, the Company’s lease expired on one Garfield’s location in Savannah, GA. In June 2003, the Company’s lease expired on one Garfield’s location in Mobile, AL. No gain or loss was associated with these dispositions. In June 2003, the Company paid $160,000 for the lease termination of one Garcia’s located in Shawnee, OK. This amount was recorded to restaurant closure expense and is included on the consolidated statements of operations for the thirteen weeks ended June 29, 2003.

In August 2003, the Company opened one Garfield’s located in Uniontown, PA. Subsequent to quarter end, the Company purchased one Garfield’s located in Sioux City, IA, from a franchisee.

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

In the course of disposing of eleven Garcia’s restaurants in 2002, the Company was required by the landlords to remain as guarantor of the tenant leases in order to complete the assignments to the purchasers. The Company was released from its liabilities and commitments, however is contingently liable in the event of default of the Assignees. However, the Company has retained the right to control the operations of the locations if the party should default and recover any amounts paid under the guaranty. The Company’s guarantees will expire at the expiration of the assigned lease terms. At September 28, 2003, the remaining minimum base rental commitments under these noncancellable lease commitments by the assignees, excluding amounts related to taxes, insurance, maintenance and percentage rent, are approximately $8,838,000.

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

On December 30, 2002, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring the current credit facility. Another $5,000,000 is restricted and available under this facility for use upon notice to GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to specific maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report. As of September 28, 2003, $11,510,000 was outstanding under this agreement at a rate of 4.62%.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement had a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired on November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002 or September 28, 2003. The unrealized loss as of September 29, 2002, was $25,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This accounting treatment differs from the provisions of EITF 94-3, under which liabilities associated with exit or disposal activities were generally recognized upon the Company’s commitment to, and communication of, an exit or disposal activity. This statement also states that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this new standard during 2003 with no material impact on the Company’s operations.

Note 10 – Subsequent Events

On October 6, 2003, the U.S. Court of Appeals, 10th Circuit, affirmed the awarded amount of $8,200,607 to the Company for diminution of value damages from J.R. Simplot Co., a suit filed in 1999. It reversed the awarded amount of $204,813 related to additional insurance costs. In an agreement to forgo any further litigation rights, Simplot agreed to pay the Company $8,584,932, which includes the $8,200,607 award for diminution of value, $355,644 of accrued interest, $25,000 in attorneys’ fees and $3,681 for the original cost of the contaminated product purchased from J.R. Simplot Co. This total amount was paid to the Company on October 24, 2003, which brings the total amount paid by J.R. Simplot Co. to $9,101,495, $516,563 of which was paid and recorded in 2002. The Company will record the affirmed award, interest and attorney’s fees, totaling $8,584,932 as revenue in the fourth quarter as well as related accrued attorneys’ fees and costs.

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

Introduction

As of September 28, 2003, the Company owned and operated 51 locations (46 Garfield’s, 3 Garcia’s, 2 Pepperoni Grills) and franchised 10 Garfield’s. As of September 29, 2002, the Company owned and operated 63 locations (47 Garfield’s, 14 Garcia’s, 2 Pepperoni Grills), franchised 9 Garfield’s and 3 Garcia’s and licensed one Garcia’s. The Company is working with franchisees on the development of restaurants located in Arkansas, Indiana, Florida, Maryland, Michigan, Mississippi, and Nevada. The Company sold 13 of its 17 Garcia’s during 2002. As of the date of this report, the entire system includes 61 restaurants of which 51 are Company-owned.

The Company has successfully initiated an advertising campaign to seek prospective franchisees. The intention is to find candidates or organizations that have a substantial net worth, a proven track record in multi-unit food service, retail or hospitality, and an interest in developing and operating multiple casual dining restaurants. During the first quarter of 2003, the Company sold two Designated Market Areas ("DMA") to one new franchisee in Mississippi for a total of six future locations. During the second quarter of 2003, the Company sold one DMA to one new franchisee in Maryland for a total of 5 future locations and one DMA to one new franchisee in Michigan for a total of two future locations. During the third quarter, the Company sold one DMA to a new franchisee in Arkansas for a total of three future locations. As the date of this report, seventy-one new franchise restaurants are under commitment.

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

Seasonality

With 49 of the 51 Company-owned restaurants located in regional malls as of September 28, 2003, the resulting higher pedestrian traffic during the Thanksgiving to New Year holiday season has caused the Company to experience a substantial increase in food and beverage sales, cash flow from operations and profits in the Company’s fourth and first fiscal quarters.

Legal Proceedings

In 1999 the Company filed suit against one of its food purveyors, J.R. Simplot Co. in federal court. This suit stems from the receipt of contaminated food product that caused a food borne illness outbreak at the Company's Garcia's Mexican restaurants in the Phoenix, Arizona area in July 1998. In 2001, Simplot admitted that it did in fact ship contaminated product to Company-owned Garcia’s in July 1998. The suit was litigated in August 2001 in order to determine the amount of damages to be awarded the Company. In November 2001, the Company was initially awarded approximately $6,551,000 in damages plus attorney’s fees and costs. The Company filed a motion to reconsider, based on a technical error in the calculation of damages, and in January 2002 was awarded an additional amount, bringing the total to $8,405,420 plus attorney’s fees and costs. In February 2002, the Company was awarded an additional $516,563 for attorney’s fees and costs (paid and recorded in March 2002), bringing the total to approximately $8,921,983. Both the Company and Simplot appealed the award. Subsequent to quarter end, on October 6, 2003, the U.S. Court of Appeals, 10th Circuit, affirmed the awarded amount of $8,200,607 for diminution of value damages. It reversed the awarded amount of $204,813 related to additional insurance costs. In an agreement to forgo any further litigation rights, Simplot agreed to pay the Company $8,584,932, which includes the $8,200,607 award for diminution of value, $355,644 of accrued interest, $25,000 in attorneys’ fees and $3,681 for the original cost of the contaminated product purchased from J.R. Simplot Co. This total amount was paid to the Company on October 24, 2003, which brings the total amount paid by J.R. Simplot Co. to $9,101,495. The Company will record the affirmed award, interest and attorney’s fees, totaling $8,584,932 in the fourth quarter of 2003.

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

Percentage Results of Operations and Restaurant Data

The following table sets forth, for the periods indicated, (i) the percentages that certain items of income and expense bear to total revenues, unless otherwise indicated, and (ii) selected operating data:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Statements of Operations Data:
Revenues:
Food and beverage sales	98.5%	98.7%	98.3%	98.9%
Franchise fees and royalties	0.8%	0.8%	1.0%	0.6%
Other income	0.7%	0.5%	0.7%	0.5%
	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Costs of sales (1)	28.1%	27.2%	27.9%	27.0%
Operating expenses (1)	63.0%	66.4%	64.0%	63.5%
Restaurant pre-opening expenses (1)	0.8%	0.0%	0.4%	0.0%
Restaurant closure expense (1)	0.0%	0.0%	0.3%	0.0%
(Gain) loss on disposal of assets	0.0%	(1.2)%	0.0%	(0.5)%
General and administrative	7.6%	6.4%	7.5%	5.9%
Depreciation and amortization (1)	3.5%	4.6%	3.4%	4.3%
Interest expense	0.7%	0.8%	0.7%	0.8%

Income (loss) before income taxes	(2.2)%	(3.1)%	(2.7)%	0.1%
Provision for income taxes	(0.6)%	(0.9)%	0.0%	0.0%

Net income (loss)	(1.6)%	(2.2)%	(2.7)%	0.1%

Selected Operating Data:
System-wide sales (in thousands)(2):
Company restaurants	$18,375	$21,753	$55,305	$70,972
Franchise restaurants	2,751	3,336	10,200	9485
Total	$21,126	$25,089	$65,505	$80,457
Number of restaurants
(at end of period):
Company restaurants	51	63	51	63
Franchise restaurants	10	13	10	13
Total	61	76	61	76

(1) As a percentage of food and beverage sales.

(2) System-wide sales are calculated by adding Company and franchise sales together. However, franchise sales are not included in food and beverage sales on the Consolidated Statements of Operations.

Results of Operations

For the quarter ended September 28, 2003, the Company recorded a net loss of $(305,084) (($0.11) per common share) on revenues of $18,651,117. This compares to net income of $(478,980) (($0.16) per common share) for the quarter ended September 29, 2002, on revenues of $22,029,212.

For the thirty-nine weeks ended September 28, 2003, the Company recorded a net loss of $(1,531,982) (($0.53) per common share) on revenues of $56,258,910. This compares to net income of $29,110 ($0.01 per common share) for the thirty-nine weeks ended September 29 2002, on revenues of $71,766,607.

Revenues

Company revenues for the thirteen and thirty-nine week periods ended September 28, 2003, decreased 15.3% and 21.6% over the revenues reported for the same periods in 2002. The revenue decrease relates primarily to the sale of thirteen Garcia’s in 2002 as well as negative economic trends in the first half of 2003. The number of Company restaurants operating at the end of each respective period and the number of operating weeks during each period were as follows:

		Number of Operating Weeks		Average Weekly Sales Per Unit
Period Ended	Number of Units Open	Thirteen Weeks	Thirty- nine Weeks	Thirteen Weeks	Thirty- nine Weeks

Garfield’s:
September 28, 2003	46	592	1,799	$28,273	$27,935
September 29, 2002	47	611	1,858	$26,403	$27,491

Garcia's:
September 28, 2003	3	49	153	$16,502	$16,626
September 29, 2002	13	189	603	$22,915	$29,581

Pepperoni Grill:
September 28, 2003	2	26	78	$31,870	$32,131
September 29, 2002	2	26	78	$31,799	$32,671

For the thirteen weeks ended September 28, 2003, average weekly sales per unit for Garfield's increased $1,870 or 7.1% versus the quarter ended September 29, 2002. Average weekly sales per unit for Garfield’s increased $444 or 1.6% for the thirty-nine weeks ended September 28, 2003, versus the previous year’s results.

For the thirteen weeks ended September 28, 2003, average weekly sales per unit for Garcia’s decreased $(6,413) or 28.0% versus the quarter ended September 29, 2002. Average weekly sales per unit for Garcia’s decreased by $(12,955) or 43.8% for the thirty-nine weeks ended September 28, 2003, versus the previous year. These decreases are primarily due to the sale of thirteen higher volume units in 2002.

For the thirteen weeks ended September 28, 2003, average weekly sales per unit for Pepperoni Grill increased $71 or 0.2% versus the same period in 2002. Average weekly sales per unit for Pepperoni Grill decreased by $(540) or 1.7% for thirty-nine weeks ended September 28, 2003, versus the previous year. This decrease is primarily due to adverse economic conditions.

Franchise fees and continuing royalties increased to $555,875 during the thirty-nine weeks ended September 28, 2003 versus $423,969 during the thirty-nine weeks ended September 29, 2002. This increase is due to the opening of five new franchise locations in 2002 as well as the execution of three new development agreements during 2003.

Costs and Expenses

The following is a comparison of costs of sales and labor costs (excluding payroll taxes and fringe benefits) as a percentage of food and beverage sales at Company-owned restaurants:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Garfield's:
Costs of sales .	28.0%	27.8%	27.9%	27.6%

Labor costs	27.5%	28.7%	27.7%	28.3%

Total	55.5%	56.5%	55.6%	55.9%

Garcia's:
Cost of sales	29.9%	25.5%	27.7%	25.7%

Labor costs	35.2%	31.1%	37.8%	30.1%

Total	65.1%	56.6%	65.5%	55.8%

Pepperoni Grill:
Cost of sales	27.6%	25.9%	27.5%	25.8%

Labor costs	30.4%	28.6%	30.6%	29.1%

Total	58.0%	54.5%	58.1%	54.9%

Total Company:
Cost of sales	28.1%	27.2%	27.9%	27.0%

Labor costs	28.0%	29.2%	28.3%	28.8%

Total	56.1%	56.4%	56.2%	55.8%

Costs of sales as a percentage of food and beverage sales for Garfield’s in the quarters ended September 28, 2003 and September 29, 2002 was 28.0% and 27.8% respectively. Costs of sales for the thirty-nine weeks ended September 28, 2003 and September 29, 2002 were 27.9% and 27.6%, respectively. The increase is primarily due to new higher cost items on the menu.

Garcia’s costs of sales as a percentage of food and beverage sales was 29.9% in the quarter ended September 28, 2003 versus 25.5% in the quarter ended September 29, 2002, and 27.7% and 25.7% for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively. This increase is primarily due to the sale of 13 Garcia’s locations in 2002 which had lower cost of sales than the mall-based units.

Costs of sales as a percentage of food and beverage revenue for Pepperoni Grill was 27.6% for the quarter ended September 28, 2003 compared to 25.9% for the quarter ended September 29, 2002, and 27.5% and 25.8% for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively. This increase is primarily due to the addition of several new seafood items and discounted lunch specials.

Labor costs for Garfield’s decreased to 27.5% and 27.7% of food and beverage sales during the quarter and thirty-nine weeks ended September 28, 2003, versus 28.7% and 28.3%, respectively, during the 2002 comparable period due to better management labor control.

Garcia’s labor costs increased to 35.2% and 37.8% of food and beverage sales during the quarter and thirty-nine weeks ended September 28, 2003, versus 31.1% and 30.1%, respectively, in the quarter ended September 29, 2002. This increase is due to the sale of thirteen locations with overall higher sales volumes and lower labor costs.

Labor cost in Pepperoni Grill was 30.4% during the quarter ended September 28, 2003 versus 28.6% during the 2002 comparable period. This increase is due to lower sales compared with its consistent fixed labor costs for kitchen labor and management.

For the thirteen weeks ended September 28, 2003, operating expenses as a percentage of food and beverage sales decreased to 63.0% from 66.4% in the thirteen weeks ended September 29, 2002. For the thirty-nine weeks ended September 28, 2003, operating expenses increased to 64.0% of food and beverage sales versus 63.5% in the 2002 period.

During the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002, general and administrative costs as a percentage of total revenues changed to 7.6% and 7.5% from 6.4% and 5.9%respectively. The increase is primarily due to a management agreement to provide general and administrative services to the buyers of Garcia’s through July, 2003.

For the thirteen weeks ended September 28, 2003, depreciation and amortization expense was 643,017 (3.5% of food and beverage sales) compared to $1,004,316 (4.6% of food and beverage sales) in the thirteen weeks ended September 29, 2002. For the thirty-nine weeks ended September 28, 2003, depreciation and amortization expense was $1,895,041 (3.4% of food and beverage sales) compared to $3,079,224 (4.3% of food and beverage sales in the thirty-nine weeks ended September 29, 2002. This decrease is due to the sale of thirteen Garcia’s in 2002 which had higher depreciation charges per location than other Company locations and the write down in 2002 on the remaining Garcia’s assets.

For the thirteen weeks ended September 28, 2003 interest expense decreased to $126,338 (0.7% of total revenues) from $172,326 (0.8% of total revenues) for the thirteen weeks ended September 29, 2002. For the thirty-nine week period ended September 28, 2003, interest expense decreased to $393,480 (0.7% of total revenues) from $549,167 (0.8% of total revenues) in the comparable 2002 period. The decrease primarily related to lower interest rates, average debt balance and the expiration of the swap agreement in 2002 which was fixed at 7.65%.

Income Taxes

The Company's provision for (benefit from) income taxes was $(109,160) and $5,570 for the thirteen and thirty-nine weeks ended September 28, 2003, versus $(195,500) and $12,000, respectively, for the 2002 comparable period. The effective tax rates for the periods ended September 28, 2003 and September 29, 2002, are as follows:

	Thirteen Weeks		Thirty-nine Weeks
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Effective income tax rates	(26.4)%	(29.0)%	0.3%	29.2%

Effective income tax rates are lower during periods with net income due to the large amount of FICA tax credits on tipped employees that the Company is allowed as a reduction of its calculated income tax liability.

Earnings Per Share ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average common shares outstanding for the basic EPS calculation were 2,810,534 and 2,979,147 in the quarters ended September 28, 2003 and September 29, 2002, respectively and 2,900,727 and 2,988,960 in the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus dilutive common stock equivalents. The sum of the weighted-average common shares and common share equivalents for the diluted EPS calculation was 2,810,534 and 2,979,147 in the quarters ended September 28, 2003 and September 29, 2002, respectively, and 2,900,727 and 3,087,981 in the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively. Diluted EPS is not calculated for periods where the Company had a net loss as the result would be antidilutive.

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

Liquidity and Capital Resources

At September 28, 2003, the Company’s current ratio was 0.49 to 1 compared to 0.71 to 1 at December 29, 2002. The Company’s working capital deficit was $(3,217,772) at September 28, 2003 versus $(2,750,619) at December 29, 2002. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurant locations and through a strategy of controlled growth, financed its expansion from operating cash flow, proceeds from the sale of common stock and utilizing the Company’s credit facility.

Although the Company has sustained losses in each of the first three quarters of 2003, management believes the cash generated from its operations, borrowing availability under its credit facility (described below) and the amounts collected from judgment against J.R. Simplot Co., will be sufficient to satisfy the Company’s net capital expenditures and working capital requirements during 2003. Additionally, management believes that the decision to sell Garcia’s enhanced its liquid resources. In 2003, management began certain transitional steps to reduce general and administrative costs, associated with the operations of Garcia’s, which should be completed and positively affect earnings by year-end. Additionally, sales trends have recently returned to better than historical levels. Should this continue, the Company’s financial condition should continue to strengthen. The Company anticipates a one-time loan reduction in conjunction with and as a result of the award from J.R. Simplot Co. At September 28, 2003, the Company has $3,490,000 available for use under its credit facility with GE Capital.

In February 1999, the Company entered into a credit facility with a bank in the aggregate amount of $14,600,000, of which a maximum of $6,000,000 is available to the Company under a revolving line of credit and $8,600,000 was available to the Company under a term loan. The revolving line of credit initially bore interest at the greater of a floating rate of three month LIBOR plus 2.50% or 5.00%, which was reset quarterly. The term loan also provided for an initial floating rate of interest equal to three month LIBOR plus 2.50% and required quarterly installments of principal and interest in the amount necessary to fully amortize the outstanding principal balance over a seven-year period, with a final maturity on the fifth anniversary of the note. The term loan converted to a five-year amortization schedule if the Company’s debt coverage ratio, as defined in the loan agreement, exceeds a certain level. Additionally, the floating interest rate on both facilities was subject to changes in the Company’s ratio of total loans and capital leases to net worth. Under the terms of these notes, the Company’s minimum floating rate was LIBOR plus 1.25% and the maximum floating rate was LIBOR plus 2.50%. Borrowings under this loan agreement were unsecured. The loan agreement contained certain financial covenants and restrictions. These notes were paid in full on December 30, 2002 and the related loan agreements were cancelled.

On December 30, 2002, the Company entered into a new credit facility with GE Capital Franchise Finance in the aggregate amount of $15,000,000. $10,000,000 was drawn initially for the purposes of retiring its current credit facility. Another $5,000,000 was restricted and available under this facility for use upon notice to GE Capital for certain specified purposes. Borrowings are at a rate of 30-day LIBOR plus 3.50%, which is reset monthly. The Company is required to make debt payments annually to reduce the amount outstanding to specific maximum balances. The debt under this agreement is secured by the Company’s furniture, fixtures and equipment. The loan agreement does contain certain financial covenants and restrictions and retirement of the loan is subject to certain prepayment penalties. The Company is in compliance with these covenants as of the date of this report. Non-compliance with these covenants could affect the Company’s ability to borrow under the terms of the credit facility. As of September 28, 2003, $11,510,000 was outstanding under this agreement at a rate of 4.62%.

In November 1997, the Company entered into an interest rate swap agreement with a bank to hedge its risk exposure to potential increases in LIBOR. This agreement had a term of five years and an initial notional amount of $9,500,000. The notional amount declines quarterly over the life of the agreement on a seven-year amortization schedule assuming a fixed interest rate of 7.68%. Under the terms of the interest rate swap agreement, the Company pays interest quarterly on the notional amount at a fixed rate of 7.68% and receives interest quarterly on the notional amount at a floating rate of three-month LIBOR plus 1.25%. The notional amount expired on November 21, 2002, thus there was no unrealized gain or loss as of December 29, 2002 or September 28, 2003. The unrealized loss as of September 29, 2002 was $25,000 and is included in Other Comprehensive Income according to the provisions of SFAS No. 133.

In April 1997, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. In September 1997, an additional 200,000 shares were authorized for repurchase. In March 2003, an additional 330,000 shares were authorized for repurchase, bringing the total amount authorized for repurchase to 730,000 shares. During 2003, the Company purchased a total of 264,689 shares for $842,375. As of September 28, 2003, 495,351 shares have been repurchased under this plan for a total purchase price of approximately $1,637,000.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Incorporated herein by reference is the discussion of the Company’s litigation with J.R. Simplot Co. set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operation – Legal Proceedings."

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

(1) Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   During the thirty-nine weeks ended September 28, 2003, the following reports on Form 8-K were filed:

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
EATERIES, INC.
Registrant

Date: October 29, 2003	By: /s/ BRADLEY L. GROW
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

Date: October 29, 2003	By: /s/ VINCENT F. ORZA, JR.
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

Date: October 29, 2003	By: /s/ BRADLEY L. GROW
Bradley L. Grow
Chief Financial Officer

Exhibit (a)(1)

OFFICER CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the duly elected and appointed chief executive officer and chief financial officer of Eateries, Inc., an Oklahoma corporation (the "Company"), hereby certify that to the best of their knowledge and belief:

1. The Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2. That information contained in such periodic report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Date: October 29, 2003	By: /s/ VINCENT F. ORZA, JR.
Vincent F. Orza, Jr.
Chief Executive Officer

Date: October 29, 2003	By: /s/ BRADLEY L. GROW
Bradley L. Grow
Chief Financial Officer